Form 10-Q
period 1996-03-31
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 1996-05-07
CIK 854915

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-Q



[X]      Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the Period ended March 31, 1996 or

[ ]  Transition report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-25041

                DEAN WITTER PRINCIPAL PLUS FUND L.P.

  (Exact name of registrant as specified in its charter)


           Delaware                                      13-3541588
(State or other jurisdiction of                       (I.R.S. Employer
Incorporation or organization)                       Identification No.)


c/o Demeter Management Corp.
Two World Trade Center, New York, NY 62 Fl.                 10048
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (212) 392-5454





(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                          No

                  DEAN WITTER PRINCIPAL PLUS FUND L.P.

               INDEX TO QUARTERLY REPORT ON FORM 10-Q

                              March 31, 1996


PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Statements of Financial Condition
         March 31, 1996 (Unaudited) and December 31, 1995...   2

         Consolidated Statements of Operations for the Quarters Ended March 31, 1996 and 1995 (Unaudited)... 3

         Consolidated Statements of Changes in Partners'
         Capital for the Quarters Ended March 31, 1996 and
         1995 (Unaudited)..................................... 4

         Consolidated Statements of Cash Flows for the
         Quarters Ended March 31, 1996 and 1995 (Unaudited)....5

         Notes to Consolidated Financial Statements
         (Unaudited)........................................6-10

     Item 2.        Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations..............................1-14


PART II. OTHER INFORMATION


     Item 6.        Exhibits and Reports on Form 8-K........  15

                  DEAN WITTER PRINCIPAL PLUS FUND L.P.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   March 31,              December 31,
                                                                     1996                     1995
                                                                       $                        $
                                                                  (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                             7,903,607                8,897,293
   Net unrealized gain on open contracts                              186,018                  787,729

   Total Trading Equity                                             8,089,625                9,685,022

   Investment in U.S. Treasury Bills                               49,053,420                        -
   Interest receivable (DWR)                                           30,199                   28,912
   Investment in zero-coupon U.S. Treasury
     Securities                                                             -               32,867,974


   Total Assets                                                    57,173,244               42,581,908


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                              1,288,042                1,148,358
   Accrued brokerage fee (DWR)                                        198,794                  141,131
   Accrued administration fees                                        198,269                  240,726
   Accrued management fees                                             49,699                   35,283
   Accrued transaction fees and costs                                   7,735                    1,777

   Total Liabilities                                                1,742,539                1,567,275

Minority interest                                                     150,884                  242,689


Partners' Capital

   Limited Partners (38,250.088 and
    25,314.968 Units, respectively)                                54,169,528               39,547,302
   General Partner (783 Units)                                      1,110,293                1,224,642

   Total Partners' Capital                                         55,279,821               40,771,944

   Total Liabilities and Partners' Capital                         57,173,244               42,581,908


NET ASSET VALUE PER UNIT                                             1,416.23                 1,562.26


                The accompanying footnotes are an integral part
                        of these financial statements.

                     DEAN WITTER PRINCIPAL PLUS FUND L.P.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                                For the Quarters Ended March 31,

                                                                   1996                  1995
                                                                     $                     $
REVENUES
   Trading profit (loss):
        Realized                                                 (2,670,129)           2,338,470
        Net change in unrealized                                   (601,711)           1,381,512

          Total Trading Results                                   3,271,840            3,719,982

        Interest Income                                             696,037            1,230,016
        Change in valuation of Yield Pool                        (2,671,047)                   -

          Total Revenues                                         (5,246,850)           4,949,998


EXPENSES
        Brokerage fees                                              538,896              654,838
        Management fees                                             134,121              163,710
        Transaction fees and costs                                   47,931               31,012
        Administrative expenses                                      26,000               22,000

          Total Expenses                                            746,948              871,560

INCOME (LOSS) BEFORE MINORITY INTEREST                           (5,993,798)           4,078,438

Minority interest in (income) losses                                 91,805              (63,780)

NET INCOME (LOSS)                                                (5,901,993)           4,014,658


NET INCOME (LOSS) ALLOCATION

        Limited Partners                                         (5,787,644)           3,946,854
        General Partner                                            (114,349)              67,804

NET INCOME (LOSS) PER UNIT

        Limited Partners                                            (146.03)               84.89
        General Partner                                             (146.03)               84.89

                       The accompanying footnotes are an integral part
                               of these financial statements.

                     DEAN WITTER PRINCIPAL PLUS FUND L.P.
          CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                For the Quarters Ended March 31, 1996 and 1995
                                 (Unaudited)



                                              Units of
                                             Partnership        Limited          General
                                              Interest         Partners          Partner          Total
Partners' Capital
  December 31, 1994                           47,286.564      $61,577,369       $1,036,851     $62,614,220

Net Income                                             -        3,946,854           67,804       4,014,658

Redemptions                                   (2,771.878)      (3,906,536)               -      (3,906,536)

Partners' Capital
  March 31, 1995                              44,514.686      $61,617,687       $1,104,655      $62,722,342





Partners' Capital
  December 31, 1995                           26,097.968      $39,547,302       $1,224,642     $40,771,944

Subscriptions                                 13,844.606       21,697,912                -      21,697,912

Net Loss                                               -       (5,787,644)        (114,349)     (5,901,993)

Redemptions                                     (909.486)      (1,288,042)               -      (1,288,042)

Partners' Capital
  March 31, 1996                              39,033.088      $54,169,528       $1,110,293     $55,279,821






              The accompanying footnotes are an integral part
                       of these financial statements.

                     DEAN WITTER PRINCIPAL PLUS FUND L.P.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)



                                                                For the Quarters Ended March 31,

                                                                   1996                  1995
                                                                     $                     $
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                             (5,901,993)           4,014,658
   Noncash item included in net income (loss):
        Net change in unrealized                                    601,711           (1,381,512)

   (Increase) decrease in operating assets:
        Investment in U.S. Treasury Bills                       (49,053,420)                   -
        Interest receivable (DWR)                                    (1,287)              (7,214)
        Investment in zero-coupon U.S.
           Treasury Securities                                   32,867,974            1,585,304
        Net option premiums                                               -             (332,000)


   Increase (decrease) in operating liabilities:
        Accrued brokerage fees (DWR)                                 57,663                3,541
        Accrued administration fees                                 (42,457)             (18,816)
        Accrued management fees                                      14,416                  885
        Accrued transaction fees and costs                            5,958                1,693


   Net cash provided by (used for) operating activities         (21,451,435)           3,866,539


CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in redemptions payable                                  139,684              885,950
   Minority interest                                                (91,805)              63,780
   Redemptions of units                                          (1,288,042)          (3,906,536)
   Subscription of units                                         21,697,912                    -

   Net cash provided by (used for) financing activities          20,457,749           (2,956,806)


   Net increase (decrease) in cash                                 (993,686)             909,733

   Balance at beginning of period                                 8,897,293            5,915,049

   Balance at end of period                                       7,903,607            6,824,782


                     The accompanying footnotes are an integral part
                            of these financial statements.

                        DEAN WITTER PRINCIPAL PLUS FUND L.P.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

The financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition. The consolidated financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 1995 Annual Report on Form 10-K.

1.  Organization
Dean Witter Principal Plus Fund L.P. (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts, commodity options contracts and forward contracts on foreign currencies. The General Partner for the Partnership is Demeter Management Corporation (the "General Partner"). The General Partner has retained RXR Inc. as the trading manager of the Trading Company. Both the General Partner and DWR are wholly-owned subsidiaries of Dean Witter, Discover &
Co.   On February 1, 1996 the Partnership concluded a public
offering and $21,697,912 representing 13,844,606 additional units was added to the Fund.

                 DEAN WITTER PRINCIPAL PLUS FUND L.P.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Revenue Recognition
The Yield Pool is valued at the lesser of cost plus accreted interest or market value. For the quarter ended March 31, 1996, $471,227 of interest income has been accreted on the Yield Pool. At March 31, 1996, the cost of the Yield Pool was $51,253,240 and the accreted interest receivable thereon was $421,228. The market value of the Yield Pool on March 31, 1996 is approximately $49,053,420.

3.  Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.


4.  Financial Instruments

The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of

                       DEAN WITTER PRINCIPAL PLUS FUND L.P.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At March 31, 1996 open contracts were:
                                                    Contract or
                                                  Notional Amount
                                                         $
Exchange-Traded Contracts
Financial Futures:
 Commitments to Purchase                           45,612,000
 Commitments to Sell                               76,751,000
Commodity Futures Contracts
 Commitments to Purchase                           19,053,000
 Commitments to Sell                                  418,000
Foreign Futures:
 Commitments to Purchase                           22,233,000
 Commitments to Sell                               18,365,000
Off-Exchange-Traded Forward
 Currency Contracts
 Commitments to Purchase                           27,492,000
 Commitments to Sell                               22,711,000


A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

The unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $186,018 at March 31, 1996. Of this amount, $153,324 was related to exchange-traded futures contracts and $32,694 related to off-exchange-traded forward currency contracts.

                      DEAN WITTER PRINCIPAL PLUS FUND L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




Exchange-traded futures contracts held by the Partnership at March 31, 1996 mature through September 1996. Off-exchange-traded forward currency contracts held at March 31, 1996 mature through April 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty non-performance. The credit risk associated with these instruments is limited to the amounts reflected in the partnership's Statements of Financial Condition.

The Partnership also has credit risk because the sole counterparty with respect to most of the Partnership's assets, is DWR. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers, all funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized gains on all open futures contracts, which funds totaled $8,056,941 at March 31, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there

                    DEAN WITTER PRINCIPAL PLUS FUND L.P.
        NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)


any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the partnership is at risk to the ability of DWR, the counterparty on all of such contracts, to perform.

For the quarter ended March 31, 1996, the average fair value of financial instruments held for trading purposes was as follows:

                                                Assets        Liabilities
                                                  $               $
Exchange-Traded Contracts:
 Financial Futures                            44,286,000      27,904,000
Commodity Futures                             10,987,000       1,868,000
 Foreign Futures                              35,569,000       8,931,000
Off-Exchange-Traded Forward
 Currency Contracts                           27,317,000      27,178,000

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership's assets are on deposit in separate commodity interest trading accounts with DWR and are used by the Partnership as margin to engage in commodity futures, forward contracts and other commodity interest trading. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts, forward contracts on foreign currency and other commodity interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in commodity futures, forward contracts and other commodity interests may be illiquid. If the price for the futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets and subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions.

Capital Resources - The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures and forward contracts and other commodity interests. As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter ended March 31, 1996
For the quarter ended March 31, 1996, the Partnership's total losses, consisting of net trading losses, a decrease in the value of the Yield Pool and interest income were $5,246,850. During the first quarter, the Partnership posted a loss in Net Asset Value per Unit. The most significant losses were recorded in the bond portion of the balanced portfolio from long positions in U.S. Treasury bond futures as prices moved dramatically lower during February and into March. Additionally, losses during the quarter were attributed to a decline in value of the zero-coupon United States Treasury securities held in the guarantee portion of the Partnership. Losses were also recorded in the managed futures portion of the balanced portfolio in February as global interest rate futures also reversed their upward trend. Trading losses were also experienced in the managed futures portion of the portfolio in the currency markets during February as a sudden upward move occurred in the value of most european currencies relative to the U.S. dollar. A portion of these losses was offset by gains from short positions in the Japanese yen during January and March. Smaller losses were recorded in the managed futures portion of the portfolio from trading soft commodities, base metals and energy futures during the first quarter. A small portion of the overall losses for the quarter was offset by gains in the stock portion of the balanced portfolio as S&P 500 index futures prices moved higher during the quarter. Total expenses for the quarter were $746,948, resulting in a net loss before minority interest of $5,993,798.
The minority interest in such loss was $91,805, resulting in a net loss of $5,901,993 for the Partnership. The value of an individual Unit in the Partnership decreased from $1,562.26 at December 31, 1995 to $1,416.23 at March 31, 1996.

For the Quarter ended March 31, 1995
For the quarter ended March 31, 1995, the Partnership's total revenues, consisting of net trading revenues and interest income including interest accretion on the yield pool were $4,949,998. During the first quarter, the Partnership posted a gain in Net Asset Value per Unit. The most significant gains were recorded in the managed futures portion of the balanced portfolio from trading in the financial futures and currency markets. Smaller gains were recorded in the managed futures portion of the balanced portfolio from trading natural gas, cotton and aluminum. Additionally, trading gains were recorded from long positions in the S&P 500 Index in the stock portion of the balanced portfolio and from long U.S. Treasury bond futures positions in the bond portion of the balanced portfolio. In the managed futures portion of the portfolio, smaller losses recorded in European bond, British pound, coffee and soybean products offset a portion of overall Partnership gains for the quarter. Total expenses for the quarter were $871,560, resulting in income before minority interest of $4,078,438. The minority interest in such income was $63,780, generating net income of $4,014,658 for the Partnership. The value of an individual Unit in the Partnership increased from $1,324.14 at December 31, 1994 to $1,409.03 at March 31, 1995.

              PART II. OTHER INFORMATION

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits.

         None.

(B)      Reports on Form 8-K. - None.

                                              SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 Dean Witter Principal Plus
                                    Fund L.P. (Registrant)

                                 By: Demeter Management Corporation
                                    (General Partner)

May 7, 1996                      By:/s/    Patti L. Behnke
                                           Patti L. Behnke
                                           Chief Financial Officer






The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.