Form 10-Q
period 1996-06-30
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 1996-08-13
CIK 854915

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q



[X]      Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the Period ended June 30, 1996 or

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

                                                June 30, 1996


PART I. FINANCIAL INFORMATION
     Item 1.  Consolidated Financial Statements

         Consolidated Statements of Financial Condition
         June 30, 1996 (Unaudited) and December 31, 1995...... 2

         Consolidated Statements of Operations for the
         Quarters Ended June 30, 1996 and 1995 (Unaudited).... 3

         Consolidated Statements of Operations for the Six
         Months Ended June 30, 1996 and 1995 (Unaudited).......4

         Consolidated Statements of Changes in Partners'
         Capital for the Six Months Ended June 30, 1996 and
         1995 (Unaudited)..................................... 5

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 1996 and 1995
         (Unaudited)...........................................6

         Notes to Consolidated Financial Statements
         (Unaudited)........................................7-11

     Item 2.        Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations...............................  12-17


PART II. OTHER INFORMATION


     Item 6.        Exhibits and Reports on Form 8-K............  18

                                    DEAN WITTER PRINCIPAL PLUS FUND L.P.
                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                   June 30,               December 31,
                                                                     1996                     1995
                                                                       $                        $
                                                                  (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                           6,321,879                  8,897,293
   Net unrealized gain on open contracts                            268,411                    787,729
   Net option premiums received                                    (275,200)                         -

   Total Trading Equity                                           6,315,090                  9,685,022

   Investment in zero-coupon U.S. Treasury
     Securities                                                  48,335,126                 32,867,974
   Interest receivable (DWR)                                         24,790                     28,912


   Total Assets                                                  54,675,006                 42,581,908


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                             1,621,169                 1,148,358
   Accrued administrative fees                                       213,269                   240,726
   Accrued brokerage fees (DWR)                                      193,388                   141,131
   Accrued management fees                                            48,347                    35,283
   Accrued transaction fees and costs                                  7,043                     1,777

   Total Liabilities                                               2,083,216                 1,567,275

Minority Interest                                                    127,095                   242,689

Partners' Capital

   Limited Partners (37,080.109 and
    25,314.968 Units, respectively)                               51,378,352                39,547,302
   General Partner (783 Units)                                     1,086,343                 1,224,642

   Total Partners' Capital                                        52,464,695                40,771,944

   Total Liabilities and Partners' Capital                        54,675,006                42,581,908


NET ASSET VALUE PER UNIT                                            1,385.64                  1,562.26


                               The accompanying footnotes are an integral part
                                       of these financial statements.

                                    DEAN WITTER PRINCIPAL PLUS FUND L.P.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)
                                                                 For the Quarters Ended June 30,

                                                                   1996                  1995
                                                                     $                     $
REVENUES
   Trading profit (loss):
        Realized                                                (418,971)             4,325,638
        Net change in unrealized                                  82,393               (779,513)

          Total Trading Results                                 (336,578)             3,546,125

        Interest Income                                          797,803              1,171,437
        Change in value of Yield Pool                           (890,638)                60,337

          Total Revenues                                        (429,413)             4,777,899
EXPENSES

        Brokerage fees                                           595,236                660,041
        Management fees                                          145,445                165,011
        Transaction fees and costs                                32,652                 33,513
        Administrative expenses                                   15,000                 24,000

          Total Expenses                                         788,333                882,565

INCOME (LOSS) BEFORE MINORITY INTEREST                        (1,217,746)             3,895,334

Minority interest in (income) losses                              23,789                (68,140)


NET INCOME (LOSS)                                             (1,193,957)             3,827,194


NET INCOME (LOSS) ALLOCATION

        Limited Partners                                      (1,170,007)             3,759,874
        General Partner                                          (23,950)                67,320


NET INCOME (LOSS) PER UNIT

        Limited Partners                                           (30.59)                85.97
        General Partner                                            (30.59)                85.97

                               The accompanying footnotes are an integral part
                                       of these financial statements.


                                    DEAN WITTER PRINCIPAL PLUS FUND L.P.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)


                                                                For the Six Months Ended June 30,

                                                                   1996                  1995
                                                                     $                     $
REVENUES
   Trading profit (loss):
        Realized                                               (3,089,100)            6,613,191
        Net change in unrealized                                 (519,318)              601,998

          Total Trading Results                                (3,608,418)            7,215,189

        Interest Income                                         1,493,840             2,401,453
        Change in value of Yield Pool                          (3,561,686)              111,255

          Total Revenues                                       (5,676,264)            9,727,897


EXPENSES

        Brokerage fees (DWR)                                    1,134,132             1,314,879
        Management fees                                           279,565               328,721
        Transaction fees and costs                                 80,583                64,525
        Administrative expenses                                    41,000                46,000

          Total Expenses                                        1,535,280             1,754,125


INCOME (LOSS) BEFORE MINORITY INTEREST                         (7,211,544)            7,973,772

Minority interest in (income) losses                              115,594              (131,920)


NET INCOME (LOSS)                                              (7,095,950)            7,841,852


NET INCOME (LOSS) ALLOCATION

        Limited Partners                                       (6,957,651)            7,706,728
        General Partner                                          (138,299)              135,124


NET INCOME (LOSS) PER UNIT

        Limited Partners                                          (176.62)               170.86
        General Partner                                           (176.62)               170.86

                               The accompanying footnotes are an integral part
                                       of these financial statements.

                                    DEAN WITTER PRINCIPAL PLUS FUND L.P.
                           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                               For the Six Months Ended June 30, 1996 and 1995
                                                 (Unaudited)




                                              Units of
                                             Partnership        Limited          General
                                              Interest         Partners          Partner          Total
Partners' Capital
  December 31, 1994                         47,286.564      $61,577,369      $1,036,851        $62,614,220

Net Income                                           -        7,706,728         135,124          7,841,852

Redemptions                                 (4,554.122)      (6,570,990)              -         (6,570,990)

Partners' Capital
  June 30, 1995                             42,732.442      $62,713,107      $1,171,975        $63,885,082




Partners' Capital
  December 31, 1995                         26,097.968      $39,547,302      $1,224,642        $40,771,944

Subscriptions                               13,844.606       21,697,912               -         21,697,912

Net Loss                                             -       (6,957,651)       (138,299)        (7,095,950)

Redemptions                                 (2,079.465)      (2,909,211)              -         (2,909,211)

Partners' Capital
  June 30, 1996                             37,863.109      $51,378,352      $1,086,343        $52,464,695






              The accompanying footnotes are an integral part
                       of these financial statements.

                                    DEAN WITTER PRINCIPAL PLUS FUND L.P.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)





                                                                For the Six Months Ended June 30,

                                                                   1996                  1995
                                                                     $                     $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                           (7,095,950)            7,841,852
   Noncash item included in net income (loss):
        Net change in unrealized                                  519,318              (601,998)

   (Increase) decrease in operating assets:
        Investment in zero-coupon U.S.
           Treasury Securities                                (15,467,152)            3,790,508
        Interest receivable (DWR)                                   4,122               (15,430)
        Net option premiums                                       275,200              (186,000)

   Increase (decrease) in operating liabilities:
        Accrued administrative expenses                           (27,457)                5,184
        Accrued brokerage fees (DWR)                               52,257                 3,503
        Accrued management fees                                    13,064                   876
        Accrued transaction fees and costs                          5,266                 1,118


   Net cash provided by (used for) operating activities       (21,721,332)           10,839,613


CASH FLOWS FROM FINANCING ACTIVITIES

   Subscriptions of units                                      21,697,912                     -
   Increase (decrease) in redemptions payable                     472,811              (356,132)
   Minority interest                                             (115,594)              131,920
   Redemptions of units                                        (2,909,211)           (6,570,990)

   Net cash provided by (used for) financing activities         19,145,918           (6,795,202)


   Net increase (decrease) in cash                              (2,575,414)           4,044,411

   Balance at beginning of period                                8,897,293            5,915,049

   Balance at end of period                                      6,321,879            9,959,460



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

1.  Organization
Dean Witter Principal Plus Fund L.P. (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts, commodity options contracts and forward contracts on foreign currencies. The General Partner for the Partnership is Demeter Management Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR"). The General Partner (Demeter Management Corporation) has retained RXR Inc. ("RXR") as the trading manager of the Trading Company. Both General Partner and DWR are wholly-owned subsidiaries of Dean Witter, Discover & Co. On February 1, 1996, the Partnership concluded a public offering resulting in additional subscriptions to the Partnership of $21,697,912 representing 13,844.606 Units.

               DEAN WITTER PRINCIPAL PLUS FUND L.P.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.  Revenue Recognition
The investment in zero-coupon U.S. Treasury Securities (the "Yield Pool") maintained to provide for the Partnership's guaranteed return is valued at the lesser of cost plus accreted interest or market value. For the six months ended June 30, 1996, $1,181,814 of interest income has been accreted on the Yield Pool. At June 30, 1996, the cost of the Yield Pool was $50,714,998 and the accreted interest receivable thereon was $1,181,814. The market value of the Yield Pool on June 30, 1996 is approximately $48,335,126.


3.  Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.

4.  Financial Instruments
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

rate volatility.  At June 30, 1996, open contracts were:

                                          Contract or
                                        Notional Amount
                                                $

Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase                39,415,000
   Commitments to Sell                    21,662,000
   Options Written                        10,829,000
 Commodity Futures:
   Commitments to Purchase                 5,200,000
   Commitments to Sell                     5,299,000
 Foreign Futures:
   Commitments to Purchase                34,592,000
   Commitments to Sell                    48,859,000
Off-Exchange-Traded Forward
 Currency Contracts
   Commitments to Purchase                34,057,000
   Commitments to Sell                    46,547,000


A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.


The unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $268,411 at June 30, 1996. Of this amount, $424,865 related to exchange-traded futures contracts and ($156,454) related to off-exchange-traded forward currency contracts.

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Exchange-traded futures contracts held by the Partnership at June 30, 1996 mature through March 1997. Off-exchange-traded forward currency contracts held by the Partnership at June 30, 1996 mature through August 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these statements is limited to the amounts reflected in the Partnership's Statements of Financial Condition.


The Partnership also has credit risk because DWR acts as the futures commission merchant or the sole counterparty, with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers all funds held by DWR with respect to exchange traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled $6,746,744 at June 30, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all such contracts, to perform.



For the quarter ended June 30, 1996, the average fair value of financial instruments held for trading purposes was as follows:

                                        Assets       Liabilities
                                          $               $

Exchange-Traded Contracts:
  Financial Futures                    48,847,000    40,178,000
  Commodity Futures                    12,851,000     3,311,000
  Foreign Futures                      44,577,000    17,597,000
Off-Exchange-Traded Forward
 Currency Contracts                    37,294,000    41,314,000

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

Capital Resources - The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures and forward contracts and other commodity interests. As redemptions are at the discretion of the Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter and Six Months Ended June 30, 1996
For the quarter ended June 30, 1996, the Partnership's total trading losses net of interest income and change in value of the Yield Pool were $429,413. During the second quarter, the Partnership posted a decrease in Net Asset Value per Unit. The most significant losses were recorded in the bond portion of the balanced portfolio as U.S.Treasury bond futures prices moved lower during April and May. Additionally, losses during the quarter were attributed to a decline in the value of the zero-coupon U.S. Treasury securities held in the guarantee portion of the

Partnership. Losses were also recorded in the managed futures component of the portfolio as non-U.S. interest rate futures prices moved in a trendless pattern throughout the quarter. These losses were partially offset by gains experienced in the managed futures portfolio from long corn futures positions, as prices increased during April and early May, and from long natural gas futures positions, as prices increased during June. Gains were recorded during April from short German mark and Swiss franc positions, as the value of these currencies decreased relative to other world currencies, also helped to mitigate losses experienced during the quarter. Interest income declined in comparison to 1995's second quarter because the Zero-Coupon U.S. Treasury Securities held by the Partnership to support the Guaranteed Return matured during 1995 and were replaced at a lower yield. Total expenses for the quarter were $788,333, resulting in a net loss before minority interest of $1,217,746. The minority interest in such loss was $23,789, resulting in a net loss of $1,193,957 for the Partnership. The value of an individual Unit in the Partnership decreased from $1,416.23 at March 31, 1996 to $1,385.64 at June 30, 1996.

For the six months ended June 30, 1996, the Partnership's total trading losses net of interest income and change in value of the yield pool were $5,676,263. During the first half of the year, the Partnership posted a decrease in Net Asset Value per Unit. The most significant losses were recorded in the bond portion, as well as the guarantee portion, of the portfolio as U.S. Treasury bond prices moved dramatically lower during the first quarter. As a result, the Partnership's long U.S. Treasury bond futures positions and the Yield Pool recorded losses. Smaller losses were recorded in the bond portion during the second quarter as the downward price movement continued into April and May. In the managed futures component of the portfolio, losses were recorded in financial futures trading as global interest rate futures prices reversed sharply lower during February and remained trendless between March and June. Smaller losses were recorded in soft commodities and base metals as prices were trendless throughout the first half of the year. These losses were partially offset by gains recorded during the second quarter in the agricultural markets from long corn futures positions, and in the energy markets from long natural gas futures positions. Gains were also recorded in the stock portion of the portfolio, as S&P 500 Stock Index futures prices moved higher. Interest income declined in comparison to 1995's first six months because the Zero Coupon U.S. Treasury Securities held by the Guaranteed Return matured during 1995 and were replaced at a lower yield. Total expenses for the period were $1,535,280, resulting in a net loss before minority interest of $7,211,544.
The minority interest in such loss was $115,594, resulting in a net loss of $7,095,950 for the Partnership. The value of an individual Unit in the Partnership decreased from $1,562.26 at December 31, 1995 to $1,385.64 at June 30, 1996.

For the Quarter and Six Months ended June 30, 1995

For the quarter ended June 30, 1995, the Partnership's total revenues, consisting of net trading income, an increase in the value of the yield pool, and interest income were $4,777,899. During the second quarter, the Partnership posted an increase in

Net Asset Value per Unit. The most significant trading gains were recorded in the managed futures portion of the balanced portfolio. These gains were primarily the result of trading in global interest rate futures in April and May. The Partnership recorded gains from U.S. Treasury bond and Treasury note, Japanese bond, European bond and Australian bond futures trading. U.S. Treasury bond futures trading in the bond portion of the balanced portfolio was also profitable as U.S. bond prices trended higher throughout April and May. Gains were also recorded in the S&P 500 Index in the stock portion of the balanced portfolio during April, May and June as domestic stocks reached record highs. Gains in the managed futures portion of the balanced portfolio, as a result of trading wheat, crude oil and sugar, also contributed to the Partnership's overall increase. Losses recorded from trading soybean products, metals, livestock and currencies in the managed futures portion of the balanced portfolio offset a portion of the gains for the quarter. Total expenses for the quarter were $882,565, resulting in a net gain before minority interest of $3,895,334. The minority interest in such gains was $68,140, resulting in a net gain of $3,827,194 for the Partnership. The value of an individual Unit in the Partnership increased from $1,409.03 at March 31, 1995 to $1,495.00 at June 30, 1995.

For the six months ended June 30, 1995, total revenues consisting of net trading gains, an increase in the value of the Yield Pool, and interest income were $9,727,897. During the first six months, the Partnership posted a gain in Net Asset Value per Unit. The most significant gains were the result of financial futures and currency trading. In the managed futures portion of the balanced portfolio, global interest rate futures trading resulted in gains for the Partnership as bond prices increased between February and May. Gains were recorded in U.S. Treasury bond and Treasury note, Japanese bond, Australian bond and German bond futures. Gains were also recorded in U.S. Treasury bonds in the bond portion of the balanced portfolio due to the upward trend in bond prices during this same time period. As a result of an increase in domestic stock prices, the Partnership was able to record gains in S&P 500 Index futures in the stock portion of the balanced portfolio. Also in the managed futures portion of the portfolio, gains were recorded in currencies due to an increase in the value of the major world currencies versus the U.S. dollar between February and April. In June, gains in wheat and crude oil futures trading contributed to the overall gains of the Partnership. In the managed futures portion of the balanced portfolio, trading in the soybean products, copper, livestock and gold resulted in losses and offset a portion of the overall gains recorded through the first half of the year. Total expenses for the period were $1,754,125, resulting in net income before minority interest of $7,973,772. The minority interest in such net trading income was $131,920, resulting in a Partnership net gain of $7,841,852. The value of an individual Unit in the Partnership increased from $1,324.14 at December 31, 1994 to $1,495.00 at June 30, 1995.

                          PART II. OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K
   A)      Exhibits - None.
B)      Reports on Form 8-K. - None.

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



                                 Dean Witter Principal Plus
                                    Fund L.P. (Registrant)

                                 By: Demeter Management Corporation
                                    (General Partner)

August 13, 1996                  By:/s/    Patti L. Behnke
                                           Patti L. Behnke
                                           Chief Financial Officer






The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.