Form 10-Q
period 1996-09-30
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 1996-11-07
CIK 854915

UNITED STATES
                                          SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D.C. 20549

                                                       FORM 10-Q



[X]      Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the Period ended September 30, 1996 or

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

                                                  September 30, 1996


PART I. FINANCIAL INFORMATION
      Item 1.  Consolidated Financial Statements

         Consolidated Statements of Financial Condition
         September 30, 1996 (Unaudited) and December 31, 1995.....2

         Consolidated Statements of Operations for the Quarters Ended September 30, 1996 and 1995 (Unaudited).. 3

         Consolidated Statements of Operations for the Nine
         Months Ended September 30, 1996 and 1995 (Unaudited).....4

         Consolidated Statements of Changes in Partners'
         Capital for the Nine Months Ended September 30, 1996
         and 1995 (Unaudited).....................................5

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 1996 and 1995
         (Unaudited)..............................................6

         Notes to Consolidated Financial Statements
         (Unaudited)...........................................7-12

      Item 2.         Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations....................................13-18


PART II. OTHER INFORMATION


      Item 6.         Exhibits and Reports on Form 8-K.................19


                            DEAN WITTER PRINCIPAL PLUS FUND L.P.
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                       September 30,              December 31,
                                                                           1996                       1995
                                                                             $                          $
                                                                        (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
    Cash                                                                 5,305,138                   8,897,293
    Net unrealized gain on open contracts                                1,241,069                     787,729
    Net option premiums                                                   (297,250)                          -

    Total Trading Equity                                                 6,248,957                   9,685,022


Investment in zero-coupon U.S. Treasury
  Securities                                                            47,750,642                  32,867,974
Interest receivable (DWR)                                                   22,153                      28,912

    Total Assets                                                        54,021,752                  42,581,908


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

    Redemptions payable                                                   2,408,129                  1,148,358
    Accrued administrative fees                                             217,507                    240,726
    Accrued brokerage fees (DWR)                                            190,236                    141,131
    Accrued management fees                                                  47,559                     35,283
    Accrued transaction fees and costs                                       11,286                      1,777

    Total Liabilities                                                     2,874,717                  1,567,275

Minority Interest                                                           129,471                    242,689

Partners' Capital

    Limited Partners (35,373.450 and
     25,314.968 Units, respectively)                                     49,911,348                 39,547,302
    General Partner (783 Units)                                           1,106,216                  1,224,642

    Total Partners' Capital                                              51,017,564                 40,771,944

    Total Liabilities and Partners' Capital                              54,021,752                 42,581,908


NET ASSET VALUE PER UNIT                                                   1,411.02                   1,562.26


                                    The accompanying footnotes are an integral part
                                            of these financial statements.

                                         DEAN WITTER PRINCIPAL PLUS FUND L.P.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)
                                                                     For the Quarters Ended September 30,

                                                                         1996                   1995
                                                                           $                      $
REVENUES
    Trading profit (loss):
         Realized                                                     (313,932)                (268,437)
         Net change in unrealized                                      972,658                 (135,632)

           Total Trading Results                                       658,726                 (404,069)

    Interest Income                                                    780,999                  909,793
    Change in value of Yield Pool                                      283,981                   32,221

           Total Revenues                                            1,723,706                  537,945


EXPENSES

    Brokerage fees                                                     568,347                  566,411
    Management fees                                                    141,482                  141,603
    Transaction fees and costs                                          35,500                   36,371
    Administrative expenses                                             15,000                   29,000

           Total Expenses                                              760,329                  773,385

NET INCOME (LOSS) BEFORE MINORITY INTEREST                             963,377                 (235,440)

Minority interest in (income) losses                                    (2,377)                  21,981


NET INCOME (LOSS)                                                      961,000                 (213,459)

NET INCOME (LOSS) ALLOCATION

    Limited Partners                                                   941,126                 (214,498)
    General Partner                                                     19,874                    1,039

NET INCOME (LOSS) PER UNIT

    Limited Partners                                                     25.38                     1.33
    General Partner                                                      25.38                     1.33

                                    The accompanying footnotes are an integral part
                                            of these financial statements.

                                         DEAN WITTER PRINCIPAL PLUS FUND L.P.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Unaudited)



                                                                   For the Nine Months Ended September 30,

                                                                         1996                   1995
                                                                           $                      $
REVENUES
    Trading profit (loss):
         Realized                                                    (3,403,033)              6,344,753
         Net change in unrealized                                       453,340                 466,367

           Total Trading Results                                     (2,949,693)              6,811,120

    Interest Income                                                   2,274,839               3,311,246
    Change in value of Yield Pool                                    (3,277,705)                143,476


           Total Revenues                                            (3,952,559)             10,265,842


EXPENSES

    Brokerage fees (DWR)                                              1,702,479               1,881,290
    Management fees                                                     421,048                 470,324
    Transaction fees and costs                                          116,084                 100,896
    Administrative expenses                                              56,000                  75,000

           Total Expenses                                             2,295,611               2,527,510

INCOME (LOSS) BEFORE MINORITY INTEREST                               (6,248,170)              7,738,332

Minority interest in (income) loss                                      113,218                (109,939)


NET INCOME (LOSS)                                                    (6,134,952)              7,628,393


NET INCOME (LOSS) ALLOCATION

    Limited Partners                                                 (6,016,526)              7,492,230
    General Partner                                                    (118,426)                136,163


NET INCOME (LOSS) PER UNIT

    Limited Partners                                                    (151.24)                 172.19
    General Partners                                                    (151.24)                 172.19

                                    The accompanying footnotes are an integral part
                                            of these financial statements.

                                         DEAN WITTER PRINCIPAL PLUS FUND L.P.
                                CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                 For the Nine Months Ended September 30, 1996 and 1995
                                                      (Unaudited)




                                                  Units of
                                                 Partnership         Limited            General
                                                  Interest          Partners            Partner           Total
Partners' Capital
   December 31, 1994                             47,286.564       $61,577,369       $1,036,851         $62,614,220

Net Income                                                -         7,492,230          136,163           7,628,393

Redemptions                                     (20,453.535)      (30,091,567)               -         (30,091,567)

Partners' Capital
   September 30, 1995                            26,833.029       $38,978,032       $1,173,014         $40,151,046




Partners' Capital
   December 31, 1995                             26,097.968       $39,547,302       $1,224,642          $40,771,944

Subscriptions                                    13,844.606        21,697,912                -           21,697,912

Net Loss                                                  -        (6,016,526)        (118,426)         (6,134,952)

Redemptions                                      (3,786.124)       (5,317,340)               -          (5,317,340)

Partners' Capital
   September 30, 1996                            36,156.450       $49,911,348       $1,106,216         $51,017,564









                    The accompanying footnotes are an integral part
                           of these financial statements.


                          DEAN WITTER PRINCIPAL PLUS FUND L.P.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)





                                                                    For the Nine Months Ended September 30,

                                                                         1996                   1995
                                                                           $                      $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                    (6,134,952)              7,628,393
Noncash item included in net income (loss):
         Net change in unrealized                                      (453,340)               (466,367)

    (Increase) decrease in operating assets:
         Net option premiums                                            297,250                (186,000)
         Investment in zero-coupon U.S.
            Treasury Securities                                     (14,882,668)             60,143,331
         Interest receivable (DWR)                                        6,759                  (3,270)
         Investment in U.S. Treasury Bills                                    -             (36,038,053)


    Increase (decrease) in operating liabilities:
         Accrued administrative fees                                    (23,219)                 11,303
         Accrued brokerage fees (DWR)                                    49,105                 (78,728)
         Accrued management fees                                         12,276                 (19,683)
         Accrued transaction fees and costs                               9,509                      66

Net cash provided by (used for) operating activities                (21,119,280)             30,990,992

CASH FLOWS FROM FINANCING ACTIVITIES

         Subscriptions of units                                      21,697,912                       -
         Increase (decrease) in redemptions payable                   1,259,771              (1,166,688)
         Minority interest                                             (113,218)                109,939
         Redemptions of units                                        (5,317,340)            (30,091,567)

    Net cash provided by (used for) financing activities             17,527,125             (31,148,316)


    Net decrease in cash                                             (3,592,155)               (157,324)

    Balance at beginning of period                                    8,897,293               5,915,049

    Balance at end of period                                          5,305,138               5,757,725


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

1.  Organization
Dean Witter Principal Plus Fund L.P. (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts, commodity options contracts and forward contracts on foreign currencies. The General Partner for the Partnership is Demeter Management Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR"). The General Partner has retained RXR Inc. ("RXR") as the trading manager of the Trading Company. Both the General Partner and DWR are wholly owned subsidiaries of Dean Witter, Discover & Co.
         On February 1, 1996, the Partnership concluded a public offering resulting in additional subscriptions to the Partnership of $21,697,912 representing 13,844.606 Units. The Partnership's objective is to achieve long-term appreciation while assuring investors at least a 3% compound annual rate of return over approximately seven and one-half years from February 1, 1996 to

                   DEAN WITTER PRINCIPAL PLUS FUND L.P.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



August 31, 2003.  At August 31, 2003, which is the Partnership's
"Guaranteed Redemption Date" the Net Asset Value is guaranteed to be at least $1,961.00

2.  Revenue Recognition
The investment in zero-coupon U.S. Treasury Securities (the "Yield Pool") maintained to provide for the Partnership's guaranteed return is valued at the lesser of cost plus accreted interest or market value. For the nine months ended September 30, 1996, $2,034,132 of interest income has been accreted on the Yield Pool. At September 30, 1996, the cost of the Yield Pool was $49,170,878 and the accreted interest receivable thereon was $1,857,469. The market value of the Yield Pool on September 30, 1996 was approximately $47,750,642.

3.  Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.

4.  Financial Instruments
The Partnership trades futures contracts, forward contracts and options on futures contracts in interest rates, stock indices,

                      DEAN WITTER PRINCIPAL PLUS FUND L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At September 30, 1996, open contracts were:



                                          Contract or
                                        Notional Amount
                                               $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase                28,908,000
   Commitments to Sell                    25,666,000
   Options Written                        10,025,000
 Commodity Futures:
   Commitments to Purchase                 3,923,000
   Commitments to Sell                     6,642,000
 Foreign Futures:
   Commitments to Purchase                72,260,000
   Commitments to Sell                    39,218,000
Off-Exchange-Traded Forward
 Currency Contracts
   Commitments to Purchase                27,025,000
   Commitments to Sell                    22,479,000



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

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $1,241,069 at September 30, 1996.
Of this amount, $1,169,771 related to exchange-traded futures contracts and $71,298 related to off-exchange-traded forward currency contracts.


Exchange-traded futures contracts held by the Partnership at September 30, 1996 mature through March 1997. Off-exchange-traded forward currency contracts held by the Partnership at September 30, 1996 mature through October 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these statements is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because DWR acts as the futures commission merchant or the sole counterparty, with respect to most of the Partnership's assets. Exchange-traded futures and options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures and options contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its

                      DEAN WITTER PRINCIPAL PLUS FUND L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



own assets and for the sole benefit of its commodity customers all funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized gain on all open futures and options contracts which, funds totaled $6,474,909 at September 30, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all such contracts, to perform.

For the nine months ended September 30, 1996, the average fair value of financial instruments held for trading purposes was as follows:
                                                    Assets      Liabilities
                                                      $             $
Exchange-Traded Contracts
  Financial Futures                                39,859,000     23,499,000
  Options on Financial Futures                        931,000      4,115,000
  Commodity Futures                                 7,642,000      3,014,000
  Foreign Futures                                  44,638,000     14,914,000
Off-Exchange-Traded Forward
 Currency Contracts                                29,782,000     27,960,000


5.  Legal Matters
On September 6, 10, and 20, 1996, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, the General Partner, Dean Witter Futures and Currency

                           DEAN WITTER PRINCIPAL PLUS FUND L.P.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)




Management Inc., Dean Witter, Discover & Co. (all such parties referred to hereafter as the "Dean Witter Parties"), certain other limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors to those pools. Also, on September 18 and 20, 1996 similar purported class actions were filed in the Supreme Court of the State of New York, New York County, against the Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools sold by DWR. Generally, these complaints allege, among other things, that the defendants committed fraud, deceit, misrepresentation, breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in connection with the sale and operation of the various limited partnership commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they have strong defenses to, and they will vigorously contest, the actions. Although the ultimate outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties.

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

Results of Operations
For the Quarter and Nine Months Ended September 30, 1996
For the quarter ended September 30, 1996, the Partnership's total trading revenues including interest income and change in value of Yield Pool were $1,723,706. During the third quarter, the Partnership posted an increase in Net Asset Value per Unit. The most significant gains were recorded in the managed futures component of the Partnership's balanced portfolio from trading in the financial futures, currency and energy markets. In the financial futures markets, long positions in Australian, Japanese and European bond futures profited from a steady upward move during July and September. Additional gains were recorded during July in the currency markets from long positions in the Swiss and French francs, as well as in the German mark, as the value of these currencies finished the month higher versus the U.S. dollar. In energy markets, long crude oil futures positions experienced gains as prices trended higher throughout the quarter. A portion of these gains was offset by losses experienced in soft commodities as coffee and cotton futures prices moved in a trendless pattern throughout the quarter. In the bond component of the portfolio, small trading gains were recorded as losses from choppy price movement during July and August were more than offset by gains recorded during September as U.S. bond futures prices moved higher. In the stock index portion of the balanced portfolio, losses recorded during July due to a decline in U.S. stock prices were offset by profits recorded during September as the S&P 500 Index reached new highs. Total expenses for the quarter were $760,329, resulting in a net income before minority interest of $963,377.
The minority interest in such income was $2,377 resulting in net income of $961,000 for the Partnership. The value of an individual Unit in the Partnership increased from $1,385.64 at June 30, 1996 to $1,411.02 at September 30, 1996.

For the nine months ended September 30, 1996, the Partnership's total trading losses net of interest income and change in value of the Yield Pool were $3,952,559. During the first nine months, the Partnership posted a decrease in Net Asset Value per Unit. The most significant losses were recorded in the bond portion, as well as in the guarantee portion, of the portfolio as U.S. Treasury bond prices moved lower during the first quarter. As a result, the Partnership's long U.S. Treasury bond futures positions recorded losses and the value of the Yield Pool declined. Smaller losses were recorded in the bond portion during the second quarter, as well as early in third quarter, as the downward price movement continued into April and May and was then followed by choppy movement. Smaller losses recorded in the managed futures component were due to trendless price movement in soft commodities and base metals throughout the first nine months of the year. In the stock index component, small losses were recorded between March and July as S&P 500 Index futures prices experienced short-term volatility. A portion of the Partnership's overall losses was offset by gains recorded in the energy markets as long crude oil futures positions profited from an upward price trend, particularly during the third quarter. Smaller gains during the second quarter from long corn futures positions also helped to mitigate losses experienced elsewhere during the year. Total expenses for the period were $2,295,611, resulting in a net loss before minority interest of $6,248,170. The minority interest in such loss was $113,218 resulting in a net loss of $6,134,952 for the Partnership. The value of an individual Unit in the Partnership decreased from $1,562.26 at December 31, 1995 to $1,411.02 at September 30, 1996.

For the Quarter and Nine Months ended September 30, 1995

For the quarter ended September 30, 1995, the Partnership's total revenues, consisting of net trading losses, an increase in the value of the Yield Pool and interest income, were $537,945. During the third quarter of the year, the Partnership posted a small increase in Net Asset Value per Unit. Trading gains during the quarter were offset by brokerage commissions resulting in net trading losses.  The most significant gains were recorded in both the managed futures and stock portions of the balanced portfolio as a result of the Partnership's long S&P 500 Index futures positions, as domestic stocks reached record highs during the quarter.
Additional gains were recorded in the managed futures portion of the balanced portfolio as a downward trend in the value of the Japanese yen relative to the U.S. dollar was evident until late September, resulting in profits for the Partnership's short yen positions. Losses in the managed futures portion of the balanced portfolio were recorded in each of the agricultural, soft commodities, energy and metals complexes as prices moved in a trendless pattern for most of the quarter.
Trading losses were also recorded in the bond portion of the balanced portfolio as U.S. Treasury bond prices were choppy
throughout the quarter.  These losses offset a portion of the
Partnership gains recorded in other complexes.   Total expenses for
the quarter were $773,385, resulting in a net loss before minority interest of $235,440. The minority interest in such losses was $21,981, resulting in a net loss of $213,459 for the Partnership.
The value of an individual Unit in the Partnership increased from $1,495.00 at June 30, 1995 to $1,496.33 at September 30, 1995.

For the nine months ended September 30, 1995, the Partnership's total trading revenues including interest income and change in the value of the Yield Pool were $10,265,842. During the first nine months of the year, the Partnership posted an increase in Net Asset Value per Unit. The most significant gains were experienced in the stock and bond portions of the balanced portfolio as U.S. stock and bond prices trended higher for the first half of 1995. As a result, profits for the Partnership's long S&P 500 Index and U.S. Treasury bond futures positions were recorded. Gains within the managed futures portion of the balanced portfolio were also recorded in these same domestic financial markets. Additional gains in this portion of the balanced portfolio were recorded from trading currencies, primarily as a result of trending movement in the value of the Japanese yen throughout the first nine months of the year. Losses were experienced across a majority of traditional commodities markets, including agriculturals, metals and soft commodities, as a result of trendless price movement for much of 1995. These losses offset a portion of the profits recorded in other market sectors. Total expenses for the period were $2,527,510, resulting in net income before minority interest of $7,738,332. The minority interest in such net trading income was $109,939, resulting in a Partnership net gain of $7,628,393. The value of an individual Unit in the Partnership increased from $1,324.14 at December 31, 1994 to $1,496.33 at September 30, 1995.

                               PART II. OTHER INFORMATION

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                           (A)      Exhibits - None.
                           (B)      Reports on Form 8-K. - None.

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



                                 Dean Witter Principal Plus
                                    Fund L.P. (Registrant)

                                 By: Demeter Management Corporation
                                    (General Partner)

November 7, 1996                 By:/s/    Patti L. Behnke
                                           Patti L. Behnke
                                           Chief Financial Officer






The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.