Form 10-K/A
period 1997-03-31
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 1997-04-22
CIK 854915

UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549
                                                 FORM 10-K-A
[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 1996 or

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

                                     DOCUMENTS INCORPORATED BY REFERENCE
                                                (See Page 1)

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

                                          DEAN WITTER PRINCIPAL PLUS FUND L.P.
                                                  (Registrant)

                                          BY:  Demeter Management Corporation,
                                                  General Partner

March 24, 1997                            BY: /s/ Mark J. Hawley
                                                  Mark J. Hawley, Director and
                                                    President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/  Mark J. Hawley                               March 24, 1997
            Mark J. Hawley, Director and
              President

    /s/  Richard M. DeMartini                         March 24, 1997
            Richard M. DeMartini, Director
              and Chairman of the Board


    /s/  Lawrence Volpe                                March 24, 1997
            Lawrence Volpe, Director


    /s/  Laurence E. Mollner                          March 24, 1997
            Laurence E. Mollner, Director


    /s/  Joseph G. Siniscalchi                        March 24, 1997
            Joseph G. Siniscalchi, Director


    /s/  Edward C. Oelsner III                        March 24, 1997
            Edward C. Oelsner III, Director


    /s/  Robert E. Murray                                   March 24, 1997
            Robert E. Murray, Director


    /s/  Patti L. Behnke                                    March 24, 1997
            Patti L. Behnke, Chief Financial
              Officer and Principal Accounting
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