Form 10-Q
period 1997-03-31
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 1997-05-13
CIK 854915

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the Period ended March 31, 1997 or

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

                       March 31, 1997

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

     Consolidated Statements of Financial Condition
        March 31, 1997 (Unaudited) and December 31, 1996......2

     Consolidated Statements of Operations for the
     Quarters Ended March 31, 1997 and 1996 (Unaudited)....3

     Consolidated Statements of Changes in Partners'
        Capital for the Quarters Ended March 31, 1997 and
     1996 (Unaudited)......................................4

     Consolidated Statements of Cash Flows for the
     Quarters Ended March 31, 1997 and 1996(Unaudited).....5

     Notes to Consolidated Financial Statements
     (Unaudited)........................................6-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..........13-17

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................18-19

Item 6. Exhibits and Reports on Form 8-K..................20



              DEAN WITTER PRINCIPAL PLUS FUND L.P.
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                           March 31,     December 31,
                                                             1997           1996
                                                              $              $
                                                          (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                                     6,969,772       6,625,325
 Net unrealized gain (loss) on open contracts              (250,531)        197,384
 Net option premiums                                        369,600               -

 Total Trading Equity                                      7,088,841      6,822,709

Investment in Zero-coupon U.S. Treasury Securities        45,006,339     47,247,655
Interest receivable (DWR)                                     31,565         26,628

 Total Assets                                             52,126,745     54,096,992


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                                      1,977,795       1,657,380
 Accrued administration fees                                202,077         203,250
 Accrued brokerage fees (DWR)                               184,716         186,774
 Accrued management fee                                      46,179          46,693
 Accrued transaction fees and costs                           3,030           4,108

 Total Liabilities                                        2,413,797       2,098,205

Minority Interest                                           161,940         149,974

Partners' Capital

 Limited Partners (32,908.704 and
  34,253.485 Units, respectively)                        48,398,050      50,688,703
 General Partner (783 Units)                              1,152,958       1,160,110

 Total Partners' Capital                                 49,551,008      51,848,813

 Total Liabilities and Partners' Capital                 52,126,745      54,096,992


NET ASSET VALUE PER UNIT                                   1,470.72       1,479.85
        The accompanying footnotes are an integral part
                 of these financial statements.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
             CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                For the Quarters Ended March 31,

                                         1997            1996
                                          $            $
REVENUES
 Trading profit (loss):
    Realized                           1,583,071    (2,670,129)
    Net change in unrealized            (447,915)     (601,711)

      Total Trading Results            1,135,156    (3,271,840)

 Interest Income                         751,442       696,037
 Change in value of Yield Pool        (1,441,268)   (2,671,047)

      Total Revenues                     445,330    (5,246,850)


EXPENSES

 Brokerage fees (DWR)                    556,673      538,896
 Management fees                         139,168      134,121
 Transaction fees and costs               30,532       47,931
 Administrative expenses                  27,000       26,000

      Total Expenses                     753,373      746,948

LOSS BEFORE MINORITY INTEREST           (308,043)  (5,993,798)

Minority interest in (income) loss       (11,967)      91,805

NET LOSS                                (320,010)  (5,901,993)

NET LOSS ALLOCATION

 Limited Partners                       (312,858) (5,787,644)
 General Partner                          (7,152)   (114,349)

NET LOSS PER UNIT

 Limited Partners                         (9.13)    (146.03)
 General Partner                          (9.13)    (146.03)

        The accompanying footnotes are an integral part of these financial statements.

             DEAN WITTER PRINCIPAL PLUS FUND  L.P.
    CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership   Limited         General
                          Interest    Partners        Partner    Total
Partners' Capital
 December 31, 1995       26,097.968   $39,547,302   $1,224,642    $40,771,944

Subscriptions            13,844.606    21,697,912            -     21,697,912

Net Loss                       -       (5,787,644)   (114,349)     (5,901,993)

Redemptions               (909.486)    (1,288,042)         -       (1,288,042)

Partners' Capital
 March 31, 1996         39,033.088    $54,169,528  $1,110,293     $55,279,821




Partners' Capital
 December 31, 1996      35,036.485   $50,688,703   $1,160,110     $51,848,813

Net Loss                       -        (312,858)     (7,152)        (320,010)

Redemptions            (1,344.781)    (1,977,795)          -       (1,977,795)

Partners' Capital
 March 31, 1997        33,691.704    $48,398,050  $1,152,958      $49,551,008



         The accompanying footnotes are an integral part of these financial statements.




              DEAN WITTER PRINCIPAL PLUS FUND L.P.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                          For the Quarters Ended March 31,

                                                                1997            1996
                                                                 $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net     loss                                                 (320,010)    (5,901,993)
Noncash item included in net loss:
    Net change in unrealized                                   447,915       601,711

 (Increase) decrease in operating assets:
    Net option premiums                                       (369,600)            -
     Investment  in zero-coupon U.S. Treasury Securities     2,241,316     32,867,974
    Interest receivable (DWR)                                   (4,937)        (1,287)
     Investment  in  U.S.  Treasury  Bills                           -    (49,053,420)

 Increase (decrease )in operating liabilities:
    Accrued administration fees                                (1,173)       (42,457)
    Accrued brokerage fees (DWR)                               (2,058)        57,663
    Accrued management fee                                       (514)        14,416
    Accrued transaction fees and costs                         (1,078)         5,958

Net  cash provided by (used for) operating activities        1,989,861   (21,451,435)


CASH FLOWS FROM FINANCING ACTIVITIES


 Increase in redemptions payable                              320,414        139,684
 Minority interest                                             11,967        (91,805)
   Redemptions  of  units                                  (1,977,795)    (1,288,042)
   Subscriptions of units                                           -     21,697,912

Net cash provided by (used for) financing activities       (1,645,414)    20,457,749


Net increase (decrease) in cash                               344,447      (993,686)

Balance at beginning of period                              6,625,325     8,897,293

Balance at end of period                                    6,969,772     7,903,607

        The accompanying footnotes are an integral part of these financial statements.

               DEAN WITTER PRINCIPAL PLUS FUND L.P.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

The  financial statements include, in the opinion of  management,

all  adjustments necessary for a fair presentation of the results

of   operations   and  financial  condition.   The   consolidated

financial statements and condensed notes herein should be read in conjunction  with  the  Partnership's December  31,  1996  Annual

Report on Form 10-K.


1. Organization

Dean  Witter  Principal Plus Fund L.P. (the "Partnership")  is  a

limited  partnership  organized  to  engage  in  the  speculative

trading   of  commodity  futures  contracts,  commodity   options

contracts  and  forward  contracts on  foreign  currencies.   The

general   partner  for  the  Partnership  is  Demeter  Management

Corporation  ("Demeter").  The commodity broker  is  Dean  Witter

Reynolds  Inc.  ("DWR").  Demeter has retained RXR  Inc.  as  the trading manager of the Trading Company.  Both Demeter and DWR are wholly-owned subsidiaries of Dean Witter, Discover & Co. ("DWD").

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. Revenue Recognition

The  investment  in  zero-coupon U.S.  Treasury  Securities  (the

"Yield   Pool")  maintained  to  provide  for  the  Partnership's

guaranteed  return is valued at the lesser of cost plus  accreted interest or market value.  For the quarter ended March 31,  1997,

$665,090 of interest income has been accreted on the Yield  Pool.

At March 31, 1997, the cost of the Yield Pool was $45,452,013 and

the  accreted  interest receivable thereon was  $3,047,398.   The

market value of the Yield Pool on March 31, 1997 is approximately

$45,006,339.


3. Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  in  commodity trading accounts to meet margin requirements as needed.  DWR pays interest  on  these funds based on current 13-week U.S.  Treasury

Bill  rates.  Brokerage expenses incurred by the Partnership  are paid to DWR.



4. Financial Instruments

The Partnership trades futures, forward contracts and options  in interest rates, stock indices, commodities, currencies, petroleum and  precious  metals.  Futures and forwards represent  contracts for

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


delayed delivery of an instrument at a specified date and  price.

Risk arises from changes in the value of these contracts and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest  rate volatility.   At  March  31,  1997  and

December 31, 1996, open contracts were:

                              Contract or Notional Amount
                            March 31, 1997   December 31, 1996
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     29,915,000         36,738,000
   Commitments to Sell         58,122,000         19,776,000
 Commodity Futures:
   Commitments to Purchase     10,002,000          5,550,000
   Commitments to Sell          1,960,000          5,879,000
 Foreign Futures:
   Commitments to Purchase        865,000         83,456,000
   Commitments to Sell         77,089,000          6,403,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     16,321,000         11,219,000
   Commitments to Sell         28,213,000         24,545,000


A  portion of the amounts indicated as off-balance-sheet risk  in forward currency contracts is due to offsetting forward

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.



The  unrealized gain (loss) on open contracts is  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statement of Financial Condition and totaled $(250,531)  and

$197,384  at  March 31, 1997 and December 31, 1996, respectively.

Of  the $(250,531) net unrealized loss on open contracts at March

31,  1997,  $(235,077)  was  related to  exchange-traded  futures contracts  and  ($15,454) related to off-exchange-traded  forward currency contracts.  Of the $197,384 net unrealized gain on  open contracts  at  December 31, 1996, $302,539 related  to  exchange-

traded  futures contracts and $(105,155) related to off-exchange-

traded forward currency contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

March  31,  1997 and December 31, 1996 mature through June  1997.

Off-

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


exchange-traded forward currency contracts held at March 31, 1997 and December 31, 1996 mature through April 1997 and January 1997,

respectively.  The contract amounts in the above table  represent the  Partnership's extent of involvement in the particular  class of  financial instrument, but not the credit risk associated with counterparty  nonperformance.  The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.



The  Partnership  also has credit risk because DWR  acts  as  the futures  commission  merchant  or  the  sole  counterparty,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a  daily  basis  with

variations  in  value  settled on a daily  basis.   DWR,  as  the

futures commission merchant for all of the Partnership's exchange-

traded futures contracts, is required pursuant to regulations  of the  Commodity Futures Trading Commission to segregate  from  its own  assets  and for the sole benefit of its commodity customers,

all funds held by

 DWR with respect to exchange-traded futures contracts including an

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


amount  equal  to  the net unrealized gain on  all  open  futures contracts, which funds totaled $6,969,772 and $6,927,864 at March

31,  1997  and December 31, 1996, respectively.  With respect  to the Partnership's off-exchange-traded forward currency contracts,

there  are  no  daily settlements of variations in value  nor  is there  any requirement that an amount equal to the net unrealized gain  on  open forward contracts be segregated.  With respect  to

those   off-exchange-traded  forward  currency   contracts,   the

Partnership is at risk to the ability of DWR, the counterparty on all such contracts, to perform.



For the quarters ended March 31, 1997 and the year ended December

31,  1996,  the average fair value of financial instruments  held for trading purposes was as follows:

                                               March 1997
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts:
  Financial Futures                 46,352,000       38,057,000
  Options on Financial Futures       2,274,000        9,665,000
  Commodity Futures                  9,109,000        3,369,000
  Foreign Futures                   62,150,000       26,388,000
Off-Exchange-Traded Forward
 Currency Contracts                 10,794,000       30,028,000

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)



                                             December 1996
                                                           Assets
Liabilities
                                         $                   $

Exchange-Traded Contracts:
  Financial Futures                48,280,000         20,650,000
  Options on Financial Futures        717,000          4,639,000
  Commodity Futures                 6,775,000          3,814,000
  Foreign Futures                  51,243,000         17,579,000
Off-Exchange-Traded Forward
 Currency Contracts                30,644,000         28,108,000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS



Liquidity  - The Partnership's assets are on deposit in  separate commodity interest trading accounts with DWR, and are used by the

Partnership  as  margin to engage in trading  commodity  futures,

forward  contracts  and  other commodity interest  trading.   DWR

holds  such  assets  in  either  designated  depositories  or  in securities  approved by the Commodity Futures Trading  Commission for  investment of customer funds.  The Partnership's assets held by  DWR  may  be  used  as  margin solely for  the  Partnership's

trading.   Since the Partnership's sole purpose is  to  trade  in

commodity   futures  contracts,  forward  contracts  on   foreign

currencies and other commodity interests, it is expected that the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's  investment  in commodity  futures  contracts,

forward  contracts and other commodity interests may be illiquid.

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

Results of Operations

For the Quarter ended March 31, 1997

For  the  quarter  ended March 31, 1997, the Partnership's  total revenues, including interest income and change in value of  Yield

Pool  were  $445,330.  During the first quarter, the  Partnership posted  a  loss in Net Asset Value per Unit. The most significant gains  were recorded in the currency markets due primarily  to  a strengthening in the value of U.S. dollar relative to most  major currencies  during January and February.  Additional  gains  were recorded in the stock portion of the portfolio from long S&P  500 index  futures  positions as domestic stock prices  moved  higher during  January and February before reversing lower during March.

Trading  gains  were  also experienced  in  the  managed  futures portion of the balanced portfolio from short positions in oil and gas  futures  as  prices  in  these markets  moved  lower  during

February.   A  portion of the overall gains for the  quarter  was

offset by losses recorded from long positions in the bond portion of  the  portfolio as U.S. bond prices moved in a choppy  pattern during the quarter.  Additionally, losses during the quarter were attributed  to  a decline in the value of the zero coupon  United

States Treasury securities held in the guarantee portion of the

Partnership.  Total  expenses  for  the  quarter  were   $753,373

resulting  in  a loss before minority interest of $308,043.   The

minority  interest in such loss was $11,967 resulting  in  a  net loss of $320,010 for the Partnership.  The value of an individual

Unit in the Partnership decreased from $1,479.85 at December  31,

1996 to $1,470.72 at March 31, 1997.



For the Quarter Ended March 31, 1996

For  the  quarter  ended March 31, 1996, the Partnership's  total trading  losses, net of interest income and including a  decrease in  value  of the Yield Pool were $5,246,850.  During  the  first quarter, the Partnership posted a decrease in Net Asset Value per

Unit.   The  most significant losses were recorded  in  the  bond

portion  of  the balanced portfolio from long positions  in  U.S.

Treasury  bond futures as prices moved dramatically lower  during

February  and into March.  Additional losses during  the  quarter were  attributed  to  a decline in the value of  the  zero-coupon

United  States Treasury securities held in the guarantee  portion of  the  Partnership.  Losses were also recorded in  the  managed futures  portion of the balanced portfolio in February as  global

interest rate futures also reversed their upward trend.   Trading

losses
were  also  experienced  in the managed futures  portion  of  the portfolio  in the currency markets during February  as  a  sudden upward  move  occurred in the value of most  European  currencies relative to the U.S. dollar  A portion of these losses was offset by  gains from short positions in the Japanese yen during January and  March.  Smaller losses were recorded in the managed  futures portion  of  the  portfolio from trading soft  commodities,  base

metals  and  energy futures during the first  quarter.   A  small

portion of the overall losses for the quarter was offset by gains in  the stock portion of the balanced portfolio as S&P 500  index futures  prices moved higher during the quarter.  Total  expenses for  the  quarter  were  $746,948, resulting  in  a  loss  before minority interest of $5,993,798.  The minority interest  in  such loss  was $91,805, resulting in a net loss of $5,901,993 for  the

Partnership.  The value of an individual Unit in the  Partnership decreased  from  $1,562.26 at December 31, 1995 to  $1,416.23  at

March 31, 1996.

                   PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

On  September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold  by DWR.  Named defendants include DWR, Demeter, Dean Witter

Futures  &  Currency  Management, Inc.,  DWD  (all  such  parties referred  to  hereafter  as the "Dean Witter  Parties"),  certain limited  partnership  commodity pools of  which  Demeter  is  the general  partner, and certain trading advisors  to  those  pools.

Similar  purported class actions were also filed on September  18 and  20, 1996 in the Supreme Court of the State of New York,  New

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




                               Dean Witter Principal Plus
                                 Fund L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

May   13,   1997                    By:  /s/   Patti  L.   Behnke
                                               Patti L. Behnke
                                               Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.