Form 10-K/A
period 1996-12-31
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 1997-05-22
CIK 854915

UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549
                                                  FORM 10-K/A
                                                  AMENDMENT
[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 1996 or

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


    /s/  Joseph G. Siniscalchi                                 March 27, 1997
            Joseph G. Siniscalchi, Director


    /s/  Edward C. Oelsner III                                 March 27, 1997
            Edward C. Oelsner III, Director


    /s/  Robert E. Murray                                      March 27, 1997
            Robert E. Murray, Director


    /s/  Patti L. Behnke                                       March 27, 1997
            Patti L. Behnke, Chief Financial
              Officer and Principal Accounting
              Officer

                                               EXHIBIT INDEX

ITEM                                                METHOD OF FILING

-  3.    Amended and Restated Limited
         Partnership Agreement of
         the Partnership, dated as of
         August 29, 1995.
                                                                      (1)
-10.     Amended and Restated Management
         Agreement among the
         Partnership, Demeter Management
         Corporation and RXR, Inc.
         dated as of December 29, 1995.                               (2)

- 10.    Amended and Restated Customer
         Agreement between the Partnership
         and Dean Witter Reynolds Inc.,
         dated as of December 29, 1995.                               (3)

- 99.    December 31, 1996 Annual Report to Limited Partners.         (4)



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