Form 10-Q
period 1997-06-30
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 1997-08-08
CIK 854915

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the Period ended June 30, 1997 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-25041

              DEAN WITTER PRINCIPAL PLUS FUND L.P.

     (Exact name of registrant as specified in its charter)


                  Delaware                             13-3541588
(State or other jurisdiction of              (I.R.S. Employer
Incorporation  or organization)                    Identification
No.)


c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY      10048
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

                         June 30, 1997


PART I. FINANCIAL INFORMATION
   Item 1.  Consolidated Financial Statements

     Consolidated Statements of Financial Condition
     June 30, 1997 (Unaudited) and December 31, 1996.......2

     Consolidated Statements of Operations for the
     Quarters Ended June 30, 1997 and 1996 (Unaudited).....3

     Consolidated Statements of Operations for the Six
     Months Ended June 30, 1997 and 1996 (Unaudited).......4

     Consolidated Statements of Changes in Partners'
     Capital for the Six Months Ended June 30, 1997 and
     1996 (Unaudited)..................................... 5

     Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 1997 and 1996
     (Unaudited)...........................................6

     Notes to Consolidated Financial Statements
     (Unaudited)........................................7-12

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations.................................13-18

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings..........................19-20

            Item                     5.                     Other
            Information.............................20

            Item 6. Exhibits and Reports on Form 8-K.............
            21




              DEAN WITTER PRINCIPAL PLUS FUND L.P.
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                      June 30,     December 31,
                                        1997           1996
                                         $              $
                                    (Unaudited)

ASSETS
Equity in Commodity futures trading accounts:
 Cash                              6,077,258       6,625,325
   Net   unrealized   gain   on   open   contracts      1,521,198
197,384


 Total Trading Equity              7,598,456       6,822,709

 Investment in Zero-coupon U.S. Treasury
                                      Securities       45,085,403
47,247,655
 Interest receivable (DWR)            35,944               26,628

 Total Assets                     52,719,803      54,096,992


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable              2,070,649        1,657,380
 Accrued brokerage fees (DWR)       182,459          186,774
 Accrued administrative expenses    181,067          203,250
 Accrued management fee              45,615           46,693
 Accrued transaction fees and costs        4,146           4,108

 Total Liabilities                2,483,936        2,098,205

Minority Interest                   182,933          149,974

Partners' Capital

 Limited Partners (31,570.272 and
        34,253.485 Units, respectively)48,840,189   50,688,703
 General Partner (783 Units)      1,212,745        1,160,110

 Total Partners' Capital         50,052,934       51,848,813

 Total Liabilities and Partners' Capital52,719,803     54,096,992


NET ASSET VALUE PER UNIT          1,547.07          1,479.85

        The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
             CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                 For the Quarters Ended June 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                      (475,642)    (418,971)
    Net change in unrealized     1,771,729       82,393

      Total Trading Results      1,296,087      (336,578)

        Change     in     value     of    Yield     Pool1,289,915
(890,638)
    Interest Income               740,642       797,803

      Total Revenues            3,326,644      (429,413)


EXPENSES

    Brokerage fees                537,581       595,236
    Management fees               134,395       145,445
    Transaction fees and costs     34,100        32,652
    Administrative expenses        27,000          15,000

      Total Expenses              733,076         788,333

INCOME   (LOSS)  BEFORE  MINORITY  INTEREST2,593,568            (
1,217,746)

Minority     interest    in    (income)    losses        (20,993)
23,789


NET INCOME (LOSS)                2,572,575     (1,193,957)


NET INCOME (LOSS) ALLOCATION

                           Limited                       Partners
2,512,788                                   (1,170,007)
                           General                        Partner
59,787                                      (23,950)


NET INCOME (LOSS) PER UNIT

                           Limited                       Partners
76.35                                       (30.59)
                           General                        Partner
76.35                               (30.59)

        The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
             CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                For the Six Months Ended June 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                      1,016,692   (3,089,100)
    Net change in unrealized      1,323,814     (519,318)

      Total Trading Results      2,340,506   (3,608,418)

    Interest Income              1,492,085    1,493,840
       Change    in   value   of   Yield   Pool          (60,616)
(3,561,686)

      Total Revenues             3,771,975    (5,676,264)


EXPENSES

    Brokerage fees (DWR)         1,095,295     1,134,132
    Management fees                273,564       279,565
    Transaction fees and costs      63,591        80,583
    Administrative expenses         54,000         41,000

      Total Expenses             1,486,450        1,535,280


INCOME   (LOSS)  BEFORE  MINORITY  INTEREST2,285,525            (
7,211,544)

Minority     interest    in    (income)    losses        (32,960)
115,594


NET INCOME (LOSS)                2,252,565    (7,095,950)


NET INCOME (LOSS) ALLOCATION

    Limited Partners             2,199,930   (6,957,651)
    General Partner                 52,635     (138,299)

NET INCOME (LOSS) PER UNIT

    Limited Partners                 67.22       (176.62)
    General Partner                  67.22      (176.62)

        The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
    CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
    December   31,   1995      26,097.968             $39,547,302
$1,224,642                       $40,771,944

Subscriptions               13,844.606                 21,697,912
-                                21,697,912

Net     Loss                          -               (6,957,651)
(138,299)                        (7,095,950)

Redemptions                (2,079.465)                (2,909,211)
-                                 (2,909,211)

Partners' Capital,
    June   30,   1996          37,863.109             $51,378,352
$1,086,343                       $52,464,695







Partners' Capital,
    December   31,   1996      35,036.485             $50,688,703
$1,160,110                       $51,848,813

Net     Income                         -                2,199,930
52,635                            2,252,565
Redemptions                (2,683.213)                (4,048,444)
-                                  (4,048,444)

Partners' Capital,
    June   30,   1997          32,353.272             $48,840,189
$1,212,745                       $50,052,934




         The accompanying footnotes are an integral part of these financial statements.



              DEAN WITTER PRINCIPAL PLUS FUND L.P.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                For the Six Months Ended June 30,

                                       1997            1996
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
       Net       income      (loss)                     2,252,565
(7,095,950)
 Noncash item included in net income (loss):
    Net change in unrealized    (1,323,814)              519,318

 (Increase) decrease in operating assets:
    Investment in zero-coupon U.S.
               Treasury        Securities               2,162,252
(15,467,152)
    Interest receivable (DWR)        (9,316)                4,122
      Net option premiums                 -              275,200

 Increase (decrease) in operating liabilities:
    Accrued brokerage fees (DWR)     (4,315)             52,257
         Accrued      administrative     expenses        (22,183)
(27,457)
    Accrued management fee           (1,078)             13,064
      Accrued  transaction  fees  and  costs                   38
5,266


  Net  cash  provided by (used for) operating activities3,054,149
(21,721,332)

CASH FLOWS FROM FINANCING ACTIVITIES

   Subscriptions  of  units                    -                2
1,697,912
      Increase     in     redemptions     payable         413,269
472,811
   Increase  (decrease)  in  minority  interest32,959           (
115,594)
       Redemptions      of      units                 (4,048,444)
(2,909,211)

  Net cash provided by (used for) financing activities(3,602,216)
19,145,918


   Net  decrease  in  cash                (548,067)             (
2,575,414)

     Balance     at     beginning    of    period       6,625,325
8,897,293

     Balance     at     end    of    period             6,077,258
6,321,879


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

Report on Form 10-K.



1.  Organization

Dean  Witter  Principal Plus Fund L.P. (the "Partnership")  is  a

limited  partnership  organized  to  engage  in  the  speculative

trading   of  commodity  futures  contracts,  commodity   options

contracts   and   forward   contracts   on   foreign   currencies

(collectively, "futures interests").  The general partner for the

Partnership  is Demeter Management Corporation ("Demeter").   The

commodity  broker is Dean Witter Reynolds Inc. ("DWR").   Demeter

has  retained  RXR  Inc. as the trading manager  of  the  Trading

Company.   Both Demeter and DWR are wholly-owned subsidiaries  of

Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD").



2.  Revenue Recognition

The  investment  in  zero-coupon U.S.  Treasury  Securities  (the

"Yield   Pool")  maintained  to  provide  for  the  Partnership's

guaranteed  return is valued at the lesser of cost plus  accreted interest  or  market value.  For the six months  ended  June  30,

1997,  $1,321,155  of interest income has been  accreted  on  the

Yield Pool.  At June

              DEAN WITTER PRINCIPAL PLUS FUND L.P.

30,  1997,  the  cost of the Yield Pool was $43,704,541  and  the accreted interest receivable thereon was $2,203,157.  The  market value  of  the  Yield  Pool  on June 30,  1997  is  approximately

$45,085,403.



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

Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest  rate  volatility.   At  June  30,  1997  and

December 31, 1996, open contracts were:

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                               Contract or Notional Amount
                            June 30, 1997    December 31, 1996
                                    $                   $

Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase       98,515,000      36,738,000
   Commitments to Sell            5,378,000       19,776,000
 Commodity Futures:
   Commitments to Purchase        3,302,000        5,550,000
   Commitments to Sell            9,735,000        5,879,000
 Foreign Futures:
   Commitments to Purchase       60,773,000       83,456,000
   Commitments to Sell           29,567,000        6,403,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase       12,559,000       11,219,000
   Commitments to Sell           14,713,000       24,545,000


A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.



The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $1,521,198 and

$197,384  at  June 30, 1997 and December 31, 1996,  respectively.

Of  the $1,521,198 net unrealized gain on open contracts at  June

30, 1997, $1,523,894 related to exchange-traded futures contracts and  $(2,696)  related  to off-exchange-traded  forward  currency contracts.  Of the $197,384 net unrealized gain on open contracts

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




at December 31, 1996, $302,539 related to exchange-traded futures contracts  and $(105,155) related to off-exchange-traded  forward currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  1997 and December 31, 1996 mature through September 1997 and

June  1997,  respectively.  Off-exchange-traded forward  currency contracts  held by the Partnership at June 30, 1997 and  December

31,   1996  mature  through  September  1997  and  January  1997,

respectively.  The contract amounts in the above table  represent the  Partnership's extent of involvement in the particular  class of  financial instrument, but not the credit risk associated with counterparty  nonperformance.  The credit  risk  associated  with these  statements  is  limited to the amounts  reflected  in  the

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

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)





Futures  Trading Commission ("CFTC") to segregate  from  its  own assets  and  for the sole benefit of its commodity customers  all funds  held  by  DWR  with  respect to  exchange  traded  futures contracts including an amount equal to the net unrealized gain on all  open  futures contracts, which funds totaled $7,601,152  and

$6,927,864  at June 30, 1997 and December 31, 1996, respectively.

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




For  the  six  months  ended June 30, 1997  and  the  year  ended

December   31,   1996,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                           June 30, 1997
                                       Assets        Liabilities
                                         $               $

Exchange-Traded Contracts:
  Financial Futures                  97,694,000       46,592,000
  Options on Financial Futures        7,234,000        9,665,000
  Commodity Futures                  12,334,000        8,790,000
  Foreign Futures                    91,159,000       47,768,000
Off-Exchange-Traded Forward
 Currency Contracts                  25,586,000       44,219,000

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)




                                        December 31, 1996
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



5.  Subsequent Event

On  July  31,  1997,  DWR closed the sale  of  its  institutional futures business and foreign currency trading operations to  Carr

Futures

Inc.   ("Carr"),  a  subsidiary  of  Credit  Agricole   Indosuez.

Following  the  sale,  Carr  became  the  counterparty   on   the

Partnership's  foreign  currency  trades.   However,   during   a

transition  period of about three months, DWR  will  continue  to perform  certain  services relating to the Partnership's  futures trading  including clearance.  After such transition period,  DWR will  continue  to serve as a futures broker for the  Partnership

Carr   providing   execution  and  clearing  services   for   the

Partnership's account.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Liquidity  - The Partnership's assets are on deposit  in  futures

interest  trading  accounts  with  DWR  and  are  used   by   the

Partnership as margin to engage in futures interest trading.  DWR holds  such  assets  in  either  designated  depositories  or  in securities approved by the CFTC for investment of customer funds.

The Partnership's assets held by DWR may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose is to trade in futures interests, it is expected that the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's investment in futures interests may, from time to time, be illiquid.  Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits".  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond the  daily limit.  If the price of a particular futures  interest has  increased  or  decreased by an amount equal  to  the  "daily limit",  positions in such futures interest can neither be  taken nor liquidated unless traders are willing to effect trades at  or

within  the  limit.   Futures interest prices  have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from  promptly  liquidating its futures interests and  result  in restrictions on redemptions. However, since the commencement of trading by the Partnership, there has never been a time when illiquidity  has affected a material portion of the Partnership's assets.



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



Capital  Resources - The Partnership does not have, nor  does  it expect  to  have, any capital assets.  Redemptions and  sales  of additional  Units of Limited Partnership Interest in  the  future will  affect  the  amount of funds available for  investments  in futures interests in subsequent periods.  As redemptions  are  at the  discretion  of the Limited Partners, it is not  possible  to

estimate   the  amount  and  therefore  the  impact   of   future

redemptions.



Results of Operations

For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended June 30, 1997, the  Partnership's  total revenues,  consisting of net trading income, an increase  in  the value  of  the  Yield Pool, and interest income were  $3,326,644.

During the second quarter, the Partnership posted an increase in

Net  Asset  Value  per  Unit.  The most  significant  gains  were recorded in the stock and bond portion of the balanced portfolio,

as  domestic  stock  and  bond prices  moved  higher  during  the quarter. Trading gains were also recorded in the managed  futures portion  of  the  portfolio  from long  Australian  bond  futures

positions   as   priced  moved  higher  during  May   and   June.

Additionally,  gains  during the quarter were  attributed  to  an increase  in  the  value of zero coupon U.S. Treasury  Securities held  in the guarantee portion of the Partnership.  A portion  of the  Partnership's  overall gains was offset  by  losses  in  the managed  futures portion of the balanced portfolio  from  trading crude oil and natural gas futures, as oil and gas prices moved in a  short-term volatile pattern during May and June.  Losses  were also recorded in the currency markets from transactions involving the  Italian lira, Swiss franc and French franc.  Total  expenses for  the  quarter were $733,076, resulting in a net  gain  before minority interest of $2,593,568.  The minority interest  in  such gains was $20,993 resulting in a net income of $2,572,575 for the

Partnership.  The value of an individual Unit in the  Partnership increased from $1,470.72 at March 31, 1997 to $1,547.07  at  June

30, 1997.



For  the six months ended June 30, 1997, the Partnership's  total revenues  consisting of net trading income,  a  decrease  in  the value  of  the  Yield Pool, and interest income were  $3,771,975.

During  the first six months, the Partnership posted an  increase in  Net  Asset Value per Unit.  The most significant  gains  were recorded in the managed futures portion of the portfolio  from  a strengthening  in the value of the U.S. dollar relative  to  most

European
currencies  during January and February.  Additional  gains  were recorded in the stock portion of the balanced portfolio from long

S&P  500  Index futures positions as domestic stock prices  moved higher  throughout  most of the first six  months  of  the  year.

Gains  were also recorded in the managed futures portion  of  the portfolio  from long Australian bond futures positions as  prices moved higher during May and June.  A portion of the Partnership's overall  gains  was  offset by losses  recorded  in  the  managed futures  portion  of  the  portfolio  from  trading  agricultural futures,  as  prices moved in a choppy pattern during  the  first half of the year.  Total expenses for the period were $1,486,450,

resulting  in net income before minority interest of  $2,285,525.

The minority interest in such gains was $32,960, resulting in net

income  of  $2,252,565  for the Partnership.   The  value  of  an

individual  Unit in the Partnership increased from  $1,479.85  at

December 31, 1996 to $1,547.07 at June 30, 1997.



For the Quarter and Six Months Ended June 30, 1996

For  the  quarter  ended June 30, 1996, the  Partnership's  total trading losses net of interest income and change in value of  the

Yield  Pool  were  $429,413.   During  the  second  quarter,  the

Partnership posted a decrease in Net Asset Value per  Unit.   The

most significant losses were recorded in the bond portion of  the balanced  portfolio  as U.S. Treasury bond futures  prices  moved lower  during  April and May.  Additionally,  losses  during  the quarter  were attributed to a decline in the value of  the  zero-

coupon U.S. Treasury securities held in the guarantee portion  of

the  Partnership.   Losses  were also  recorded  in  the  managed

futures
component  of  the  portfolio as non-U.S. interest  rate  futures prices  moved  in  a  trendless pattern throughout  the  quarter.

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

Yield  Pool were $5,676,264.  During the first half of the  year,

the  Partnership posted a decrease in Net Asset Value  per  Unit.

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

Gains  were  also recorded in the stock portion of the portfolio,

as  S&P  500  Stock Index futures prices moved higher.   Interest

income  declined in comparison to 1995's first six months because the  Zero  Coupon U.S. Treasury Securities held  to  support  the

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

Futures  &  Currency Management, Inc., MSDWD  (all  such  parties referred  to  hereafter  as the "Dean Witter  Parties"),  certain limited  partnership  commodity pools of  which  Demeter  is  the general partner, and certain trading advisors to those pools.  On

June  16,  1997,  the  plaintiffs in the above  actions  filed  a consolidated amended complaint.  Similar purported class  actions were also filed on September 18 and 20, 1996 in the Supreme Court of  the  State of New York, New York County, and on November  14,

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

Dean Witter.



Item 5.  OTHER INFORMATION

On  July  21,  1997,  MSDWD,  the sole  shareholder  of  Demeter,

appointed  a  new  Board of Directors consisting  of  Richard  M.

DeMartini, Mark J. Hawley, Lawrence Volpe, Joseph G. Siniscalchi,

Edward C. Oelsner III, and Robert E. Murray.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K



          (A)  Exhibits - None.

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



                                 Dean Witter Principal Plus
                                    Fund L.P. (Registrant)

                                    By:     Demeter    Management
Corporation
                                    (General Partner)

August   13,  1997                   By:/s/     Patti  L.  Behnke
Patti                          L.                          Behnke
Chief Financial Officer



The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.