Form 10-Q
period 1997-09-30
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 1997-11-07
CIK 854915

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the Period ended September 30, 1997 or

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

                       September 30, 1997


PART I. FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

     Consolidated Statements of Financial Condition
     September 30, 1997 (Unaudited) and December 31, 1996.....2

     Consolidated Statements of Operations for the Quarters Ended September 30, 1997 and 1996 (Unaudited)...3

     Consolidated Statements of Operations for the Nine
     Months Ended September 30, 1997 and 1996 (Unaudited).....4

     Consolidated Statements of Changes in Partners'
     Capital for the Nine Months Ended September 30, 1997
     and 1996 (Unaudited).....................................5

     Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 1997 and 1996
     (Unaudited)..............................................6

     Notes to Consolidated Financial Statements
     (Unaudited)...........................................7-12

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations........................................13-19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................20-21

Item 5. Other Information....................................21

Item 6.  Exhibits and Reports on Form 8-K.....................22



              DEAN WITTER PRINCIPAL PLUS FUND L.P.
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   September 30,   December 31,
                                        1997           1996
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                         9,586,741         6,625,325
 Net unrealized gain on open contracts          890,649                            197,384
 Net option premiums                           (724,000)                -

 Total Trading Equity                         9,753,390         6,822,709


Investment in zero-coupon U.S. Treasury
  Securities                                 45,076,888        47,247,655
Interest receivable (DWR)                        36,741            26,628

Total Assets                                 54,867,019        54,096,992


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                         1,546,448         1,657,380
 Accrued administrative fees                   210,067           203,250
 Accrued brokerage fees (DWR)                  185,724           186,774
 Accrued management fees                        46,431            46,693
 Accrued transaction fees and costs              3,028            4,108

 Total Liabilities                           1,991,698         2,098,205

Minority Interest                              251,499           149,974

Partners' Capital

 Limited Partners (30,646.656 and
  34,253.485 Units, respectively)           51,311,431        50,688,703
 General Partner (783 Units)                 1,312,391         1,160,110

 Total Partners' Capital                    52,623,822        51,848,813

  Total  Liabilities and Partners' Capital  54,867,019        54,096,992


NET ASSET VALUE PER UNIT                     1,674.34         1,479.85

        The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
             CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
                              For the Quarters Ended September 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                                 3,667,459     (313,932)
    Net change in unrealized                  (630,549)    972,658

      Total Trading Results                  3,036,910      658,726

 Interest Income                               758,382      780,999
     Change in value of Yield Pool           1,139,825      283,981

      Total Revenues                         4,935,117    1,723,706


EXPENSES

 Brokerage fees                                556,582      568,347
 Management fees                               139,145      141,482
 Administrative expenses                        29,000       15,000
 Transaction fees and costs                     24,488       35,500
      Total Expenses                           749,215      760,329


NET INCOME BEFORE MINORITY INTEREST          4,185,902      963,377

Minority interest in income                    (68,566)     (2,377)


NET INCOME                                   4,117,336     961,000


NET INCOME ALLOCATION

 Limited Partners                            4,017,690    941,126
 General Partner                                99,646     19,874


NET INCOME PER UNIT

 Limited Partners                              127.27      25.38
 General Partner                               127.27       25.38

        The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
             CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                             For the Nine Months Ended September 30,

                                             1997            1996
                                              $            $
REVENUES
 Trading profit (loss):
    Realized                               4,684,151  (3,403,033)
    Net change in unrealized                 693,265     453,340

      Total Trading Results                5,377,416  (2,949,693)

 Interest Income                           2,250,466   2,274,839
    Change in value of Yield Pool          1,079,210  (3,277,705)


      Total Revenues                       8,707,092   (3,952,559)

EXPENSES

 Brokerage fees (DWR)                      1,651,877    1,702,479
 Management fees                             412,709      421,048
 Transaction fees and costs                   88,079      116,084
 Administrative expenses                      83,000        56,000

      Total Expenses                       2,235,665    2,295,611

INCOME (LOSS) BEFORE MINORITY INTEREST     6,471,427   (6,248,170)

Minority interest in (income) loss         (101,526)      113,218


NET INCOME (LOSS)                         6,369,901    (6,134,952)


NET INCOME (LOSS) ALLOCATION

 Limited Partners                         6,217,620      (6,016,526)
 General Partner                            152,281      (118,426)


NET INCOME (LOSS) PER UNIT

 Limited Partners                            194.49       (151.24)
 General Partners                            194.49       (151.24)

        The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
    CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital
 December 31, 1995   26,097.968   $39,547,302     $1,224,642   $40,771,944

Subscriptions        13,844.606    21,697,912            -      21,697,912

Net Loss                     -     (6,016,526)      (118,426)   (6,134,952)

Redemptions         (3,786.124)    (5,317,340)             -    (5,317,340)

Partners' Capital
 September 30, 1996 36,156.450    $49,911,348     $1,106,216   $51,017,564




Partners' Capital
 December 31, 1996   35,036.485   $50,688,703     $1,160,110   $51,848,813

Net Income                   -      6,217,620        152,281     6,369,901

Redemptions          (3,606.829)   (5,594,892)             -    (5,594,892)

Partners' Capital
 September 30, 1997  31,429.656    $51,311,431    $1,312,391   $52,623,822










         The accompanying footnotes are an integral part of these financial statements.


              DEAN WITTER PRINCIPAL PLUS FUND L.P.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1997            1996
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income   (loss)                                6,369,901    (6,134,952)
Noncash item included in net income (loss):
      Net  change  in  unrealized                     (693,265)     (453,340)

 (Increase) decrease in operating assets:
    Net option premiums                                724,000       297,250
    Investment in zero-coupon U.S.
    Treasury   Securities                            2,170,767   (14,882,668)
    Interest receivable (DWR)                          (10,113)        6,759


 Increase (decrease) in operating liabilities:
    Accrued administrative fees                          6,817       (23,219)
    Accrued brokerage fees (DWR)                        (1,050)       49,105
    Accrued management fees                               (262)       12,276
      Accrued   transaction  fees   and   costs           (1,080)      9,509

Net  cash provided by (used for) operating activities   8,565,715  (21,119,280)

CASH FLOWS FROM FINANCING ACTIVITIES

      Subscriptions  of  units                                 -    21,697,912
Increase   (decrease)  in  redemptions  payable         (110,932)    1,259,771
Minority   interest                                      101,525     (113,218)
      Redemptions  of  units                          (5,594,892)   (5,317,340)

 Net cash provided by (used for) financing activities  (5,604,299)  17,527,125


  Net  increase  (decrease)  in  cash                   2,961,416  <3,592,155)

  Balance  at  beginning  of  period                   6,625,325    8,897,293

  Balance  at  end  of  period                         9,586,741    5,305,138

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

(collectively, "futures interests").  The general partner for the

Partnership  is Demeter Management Corporation ("Demeter").   The

commodity  broker for most of the Partnership's  transactions  is

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

Following the sale, Carr became the counterparty on

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



the  Partnership's  foreign currency trades.  However,  during  a transition  period  of about four months, DWR  will  continue  to perform  certain  services relating to the Partnership's  futures trading including clearance.  After such transaction period,  DWR will continue to serve as a non-clearing commodity broker for the

Partnership  with  Carr  providing  all  clearing  services   for

Partnership transactions.



2.  Revenue Recognition

The  investment  in  zero-coupon U.S.  Treasury  Securities  (the

"Yield   Pool")  maintained  to  provide  for  the  Partnership's

guaranteed  return is valued at the lesser of cost plus  accreted interest  or  market value.  For the nine months ended  September

30,  1997, $1,968,383 of interest income has been accreted on the

Yield Pool. At September 30, 1997, the cost of the Yield Pool was

$42,046,836  and  the  accreted interest receivable  thereon  was

$4,093,384.  The market value of the Yield Pool on September  30,

1997 is approximately $45,076,888.



3.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury   Bill  rates.  Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  Financial Instruments

The Partnership trades futures, forward contracts and options  in interest rates, stock indices, commodities, currencies, petroleum and  precious  metals.  Futures and forwards represent  contracts for  delayed  delivery of an instrument at a specified  date  and price.

Risk arises from changes in the value of these contracts and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest rate volatility.  At September 30,  1997  and

December 31, 1996, open contracts were:


                               Contract or Notional Amount
                           September 30, 1997   December 31, 1996
$                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase       86,864,000           36,738,000
   Commitments to Sell            2,846,000       19,776,000
   Option Written                19,090,000                -
 Commodity Futures:
   Commitments to Purchase        3,528,000        5,550,000
   Commitments to Sell            5,445,000        5,879,000
 Foreign Futures:
   Commitments to Purchase       23,101,000       83,456,000
   Commitments to Sell           27,232,000        6,403,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase        8,973,000       11,219,000
   Commitments to Sell            6,772,000       24,545,000


A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.



The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled  $890,649  and

$197,384   at   September  30,  1997  and  December   31,   1996,

respectively.   Of  the  $890,649 net  unrealized  gain  on  open

contracts  at  September 30, 1997, $805,409 related to  exchange-

traded  futures  contracts and $85,240 related  to  off-exchange-

traded   forward  currency  contracts.   Of  the   $197,384   net

unrealized gain on open contracts at December 31, 1996,  $302,539 related  to  exchange-traded  futures  contracts  and  $(105,155)

related to off-exchange-traded forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September  30,  1997 and December 31, 1996 mature  through  March

1998  and  June 1997, respectively.  Off-exchange-traded  forward currency contracts held by the Partnership at September 30,  1997 and  December 31, 1996 mature through December 1997  and  January

1997,  respectively.  The contract amounts  in  the  above  table

represent  the  Partnership's  extent  of  involvement   in   the

particular class of financial instrument, but not the credit risk associated with

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



counterparty  nonperformance.  The credit  risk  associated  with these  statements  is  limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.




The  Partnership also has credit risk because either DWR or  Carr acts as the futures commission merchant or the counterparty, with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with

variations  in  value  settled on a daily  basis.   DWR,  as  the

futures commission merchant for all of the Partnership's exchange-

traded futures contracts, is required  pursuant to regulations of the  Commodity Futures Trading Commission ("CFTC")  to  segregate from  its  own  assets and for the sole benefit of its  commodity customers  all funds held by DWR with respect to exchange  traded futures contracts including an amount equal to the net unrealized

gain   on   all  open  futures  contracts,  which  funds  totaled

$10,292,160 and $6,927,864 at September 30, 1997 and December 31,

1996,  respectively.   With  respect to  the  Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the ability of Carr, the sole counterparty on all such contracts,

to perform.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)




Carr's  parent,  Credit Agricole Indosuez, has guaranteed  Carr's obligations to the Partnership.




For  the nine months ended September 30, 1997 and the year  ended

December   31,   1996,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                       September 30, 1997
                                       Assets        Liabilities
                                         $               $

Exchange-Traded Contracts:
  Financial Futures                  60,378,000       21,018,000
  Options on Financial Futures        2,894,000        5,775,000
  Commodity Futures                   6,678,000        4,487,000
  Foreign Futures                    39,830,000       31,170,000
Off-Exchange-Traded Forward
 Currency Contracts                  16,902,000       25,708,000



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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Liquidity  - The Partnership's assets are on deposit  in  futures interest trading accounts with DWR and Carr, and are used by  the

Partnership as margin to engage in futures interest trading.  DWR and Carr hold such assets in either designated depositories or in securities approved by the CFTC for investment of customer funds.

The  Partnership's assets held by DWR and Carr  may  be  used  as

margin   solely  for  the  Partnership's  trading.    Since   the

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



Results of Operations

For the Quarter and Nine Months Ended September 30, 1997

For the quarter ended September 30, 1997, the Partnership's total trading  revenues, including interest income and change in  value of the Yield Pool were $4,935,117.

During  the third quarter, the Partnership posted an increase  in

Net  Asset  Value  per  Unit.  The most  significant  gains  were recorded in the stock and bond portions of the balanced portfolio as  domestic  stock and bond futures prices moved  higher  during

July  and  September.   Additional gains  were  recorded  in  the

managed  futures portion of the portfolio as long global interest rate  futures positions also profited from an upward  price  move during  July  and  September.  Additionally, profits  during  the quarter were attributed to an increase in the market value of the zero-coupon  U.S.  Treasury  Securities  held  in  the  guarantee portion  of the Partnership.  In currencies, gains were  recorded from short positions in the New Zealand and Singapore dollars  as the  value  of  these currencies declined relative  to  the  U.S.

dollar  during  July.   Smaller gains  were  recorded  in  energy

futures  as  long natural gas futures positions profited  from  a

dramatic  upward  price move during August and September.   These

gains  were  partially offset by losses recorded  from  trendless price  movement  in  soft  commodities and  agricultural  futures throughout  a  majority of the quarter.  Total expenses  for  the quarter  were $749,215, resulting in a net income before minority interest of $4,185,902.  The minority interest in such income was

$68,566   resulting   in  net  income  of  $4,117,336   for   the

Partnership.  The value of an individual Unit in the  Partnership increased  from  $1,547.07  at June  30,  1997  to  $1,674.34  at

September 30, 1997.



For  the  nine months ended September 30, 1997, the Partnership's total trading revenues including interest income and change in value of the Yield Pool were $8,707,092. During the first nine months  of  the year, the Partnership posted an increase  in  Net

Asset  Value per Unit.  The most significant gains were  recorded in  the managed futures portion of the portfolio as the value  of the  U.S. dollar strengthened versus most other currencies during

January,  February  and July.  As a result, gains  were  recorded from  short positions in the Singapore dollar, Italian  lira  and

Spanish  peseta.   Additional currency gains were  recorded  from

transactions involving the German mark and French franc.  In  the stock  portion  of  the balanced portfolio, long  S&P  500  Index futures  positions  profited from a strong increase  in  domestic

equity  prices  during the first three quarters.   Smaller  gains

were  recorded  during  the  third quarter  from  long  U.S.  and international  bond futures positions as prices in these  markets moved  higher.  These gains were partially offset by losses  from

trendless  price  movement  in  agricultural  futures  and   soft

commodities  throughout a majority of the year.   Smaller  losses

recorded in energy futures, as crude oil prices moved in a choppy pattern  during  the  second and third  quarter,  also  offset  a portion  of the Partnership's overall gains.  Total expenses  for the  period  were  $2,235,665, resulting  in  net  income  before

minority interest of $6,471,427.   The minority interest in  such

income  was  $101,526, resulting in net income of $6,369,901  for

the  Partnership.   The  value  of  an  individual  Unit  in  the

Partnership  increased from $1,479.85 at  December  31,  1996  to

$1,674.34 at September 30, 1997.

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

dollar.  In  energy  markets, long crude  oil  futures  positions

experienced  gains  as  prices  trended  higher  throughout   the

quarter.   A  portion  of  these  gains  were  offset  by  losses

experienced  in  soft commodities as coffee  and  cotton  futures

prices  moved in a trendless pattern throughout the quarter.   In

the  bond  component of the portfolio, small trading  gains  were recorded  as  losses from choppy price movement during  July  and

August  were more than offset by gains recorded during  September as  U.S.  bond futures prices moved higher.  In the  stock  index portion  of  the balanced portfolio, losses recorded during  July due  to  a  decline in U.S. stock prices were offset  by  profits recorded during September as the S&P 500 Index reached new highs.

Total  expenses for the quarter were $760,329, resulting  in  net income before minority
interest  of $963,377.  The minority interest in such income  was

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



                                Dean Witter Principal Plus
                                     Fund L.P. (Registrant)

                                    By:     Demeter    Management
Corporation
                                    (General Partner)

November   7,  1997                 By:/s/     Patti  L.   Behnke
Patti                          L.                          Behnke
Chief Financial Officer



The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.