Form 10-K
period 1997-12-31
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 1998-03-31
CIK 854915

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report pursuant to Section 13  or  15  (d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For the fiscal year ended December 31, 1997 or

[  ]   Transition report pursuant to Section 13 or 15 (d) of  the
Securities Exchange Act of 1934 [No Fee Required]
For    the    transition    period    from    _____________    to
_________________.
Commission file number 33-30891

              DEAN WITTER PRINCIPAL PLUS FUND L.P.

(Exact name of registrant as specified in its Limited Partnership
Agreement)

            DELAWARE                                          13-
3541588         (State      or     other     jurisdiction      of
(I.R.S. Employer
             incorporation            of            organization)
Identification No.)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10K. [X ]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold, or the average bid and asked prices of such units, as of a specified date within 60 days prior to the date of filing: $52,543,701.99 at January 31, 1998.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
              INDEX TO ANNUAL REPORT ON FORM 10-K
                       DECEMBER 31, 1997


Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . .  .
 . . . .   1

Part I .

   Item 1. Business. . . . . . . . . . . . . . . . . . . . . .  .
 .  2-4

  Item 2. Properties. . . . . . . . . . . . . . . . . . . . . . .
 .   5

   Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . .
 .  5-6

   Item 4. Submission of Matters to a Vote of Security Holders  .
 . .  6


Part II.

  Item 5. Market for the Registrant's Partnership Units and
          Related Security Holder Matters . . . . . . . . . . . .
 .  7
   Item 6. Selected Financial Data . . . . . .. . . . . . . . . .
 .    8

  Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . .
 . 9-16

   Item 8. Financial Statements and Supplementary Data. . . . . .
 . . 16

  Item 9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . .
 . . 16
Part III.

  Item10. Directors, Executive Officers, Promoters and
           Control Persons of the Registrant . . . . . . . . .  .
17-21

   Item11. Executive Compensation . . . . . . . . . . . . . . . .
 .   22

  Item12. Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . . . . .
 . . 22

   Item13. Certain Relationships and Related Transactions . . . .
 .   22

Part IV.
  Item14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K . . . . . . . . . . . . . . . . . .
 .  23


            DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:

<caption
Documents Incorporated                Part of Form 10-K
Partnership's Registration Statement
on Form S-1, File No. 33-95414                I and IV

December 31, 1997 Annual Report
for the Dean Witter Principal                II and IV
Plus Fund L.P.





























                           PART I

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

Witter  Reynolds  Inc.  ("DWR").  The Partnership's  General

Partner is Demeter Management Corporation ("Demeter").   DWR

and Demeter are wholly-owned subsidiaries of Morgan Stanley,

Dean  Witter,  Discover  & Co. ("MSDWD").   The  Partnership

commenced operations on February 14, 1990. 75,000 additional

Units   of  interest  in  the  Partnership  were  registered

pursuant  to a Registration Statement on Form S-1 (File  No.

33-95414) which became effective November 8, 1995.

      Through  July 31, 1997, the sole commodity broker  for

the  Partnership's transactions was DWR.  On July 31,  1997,

DWR  closed  the sale of its institutional futures  business and  foreign  currency trading operations to  Carr  Futures,

Inc. ("Carr"), a subsidiary of Credit

Agricole  Indosuez.   Following the sale,  Carr  became  the

clearing commodity broker for the Partnership's futures  and

futures   options  trades  and  the  counterparty   on   the

Partnership's  foreign currency trades.  DWR serves  as  the non-clearing commodity broker for the Partnerships with Carr

providing   all  clearing  services  for  the  Partnerships'

transactions.

      The  Partnership's net asset value  per  unit,  as  of

December  31, 1997, was $1,707.59, representing an  increase of  15.38  percent  from the net asset  value  per  unit  of

$1,479.85  at  December  31,  1996.   For  a  more  detailed

description  of the Partnership's business see  subparagraph

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

  Facets of Business

      1.   Summary                    1.   "Summary  of  the
Prospectus"
                                      (Pages 2-14).

     2.  Commodity Markets         2.  "The Futures, Options
and
                                      Forwards Markets"
                                      (Pages 51-56).

     3.  Partnership's  Commodity   3.   "Trading  Policies"
(Page
        Trading  Arrangements and        62).  "The  Trading
Advisor"
        Policies                        (Page  58-62).  "The
Yield
                                      Pool" (Pages 63). "The
                                         Trading    Company"
(Pages
                                      63-64).

     4.  Management  of  the  Part-    4.   "The  Management
Agreement"
        nership                        (Pages 66-67).   "The
General Partner" (Pages
                                         48-50)   and   "The
Commodity
Broker"(Pages   64-65).   "The                       Limited
Partnership
Agreement" (Pages 70-73).

                                     5.    Taxation  of  the
                                     Partnership's        5.
                                     "Material       Federal
                                     Income
                                           Limited  Partners
                                     Tax     Aspects"    and
                                     "State     and    Local
                                     Income              Tax
                                     Aspects"   (Pages   77-
                                     86).

(d)    Financial  Information  About  Foreign  and  Domestic
Operations and
     Export Sales.

      The  Partnership has not engaged in any operations  in

foreign  countries;  however, the Partnership  (through  the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades  in futures interests on foreign exchanges.

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

Management, Inc. ("DWFCM"), MSDWD (all such parties referred to  hereafter as the "Dean Witter Parties"), certain limited partnership commodity pools of which Demeter is the  general partner,  and  certain trading advisors to those  pools.  On

June  16, 1997, the plaintiffs in the above actions filed  a

consolidated  amended  complaint,  alleging,   among   other

things,   that  the  defendants  committed  fraud,   deceit,

negligent  misrepresentation,  various  violations  of   the

California  Corporations  Code,  intentional  and  negligent breach  of  fiduciary duty, fraudulent and  unfair  business practices, unjust enrichment, and conversion in the sale and operation  of  the  various limited  partnerships  commodity

pools.   Similar purported class actions were also filed  on

September 18 and 20, 1996, in the Supreme Court of the State

of  New  York, New York County, and on November 14, 1996  in

the Superior Court of the State of Delaware, New

Castle  County, against the Dean Witter Parties and  certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools sold by  DWR.  A consolidated and amended complaint in the action pending  in the  Supreme  Court of the State of New York  was  filed  on

August  13,  1997,  alleging that the  defendants  committed

fraud,    breach   of   fiduciary   duty,   and    negligent

misrepresentation in the sale and operation of  the  various limited partnership commodity pools.  On December 16,  1997,

upon  motion  of the plaintiffs, the action pending  in  the

Superior  Court  of  the State of Delaware  was  voluntarily

dismissed   without   prejudice.     The   complaints   seek

unspecified amounts of compensatory and punitive damages and

other  relief.   It  is  possible  that  additional  similar

actions  may  be  filed and that, in  the  course  of  these

actions,  other  parties could be added as defendants.   The

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

                          PART II

Item  5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS  AND
RELATED
         SECURITY HOLDER MATTERS

      There is no established public trading market for  the

Units  of  Limited Partnership Interest in the  Partnership.

The  number  of holders of Units at December  31,  1997  was approximately 3,394.  No distributions have been made by the

Partnership  since it commenced operations on  February  14,

1990.    Demeter   has  sole  discretion  to   decide   what

distributions,  if any, shall be made to  investors  in  the

Partnership.   No  determination has yet  been  made  as  to

future distributions.



Item 6.  SELECTED FINANCIAL DATA (in dollars)


                                    For the Years Ended December 31,
                          1997         1996         1995          1994
1993

Total Revenues
(including   interest)10,461,123     (677,358)12,663,471   (2,601,083)
14,004,384

Net Income (Loss)   7,414,966  (3,646,323)   9,397,649      (6,379,229)
8,718,424

Net Income (Loss)
Per Unit (Limited
&  General  Partners)    227.74     (82.41)      238.12       (124.78)
150.06

Total   Assets        54,294,132    54,096,99242,581,908    66,189,009
80,515,592

Total Limited Partners'
Capital              51,607,436   50,688,703  39,547,302    61,577,369
76,096,133

Net Asset Value Per
Unit of Limited
Partnership  Interest  1,707.59     1,479.85    1,562.26      1,324.14
1,448.92










Item  7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
CONDITION AND          RESULTS OF OPERATIONS

      Liquidity.  The Partnership's assets are deposited  in

separate  commodity trading accounts with DWR and Carr,  the commodity brokers, and are used by the Partnership as margin to engage in commodity futures, forward contracts on foreign

currencies  and other commodity interest trading.   DWR  and

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

      Credit  Risk. In addition to market risk, in  entering

into  futures,  options and forward  contracts  there  is  a credit  risk to the Partnership that the counterparty  on  a contract  will  not be able to meet its obligations  to  the

Partnership.   The ultimate counterparty of the  Partnership

for  futures contracts traded in the United States and  most foreign  exchanges on which the Partnership  trades  is  the clearinghouse associated with such exchange.  In general,  a clearinghouse  is backed by the membership of  the  exchange and  will act in the event of non-performance by one of  its members  or  one of its member's customers,  and,  as  such,

should  significantly reduce this credit risk.  For example,

a  clearinghouse may cover a default by (i) drawing  upon  a defaulting  member's  mandatory  contributions  and/or  non-

defaulting   members'  contributions  to   a   clearinghouse

guarantee fund, established lines or letters of credit  with banks, and/or the clearinghouse's surplus capital and  other available assets of the exchange and clearinghouse, or  (ii)

assessing  its  members.   In cases  where  the  Partnership

trades on a foreign exchange where the clearinghouse is  not funded or guaranteed by the membership or where the exchange is  a  "principals'  market" in  which  performance  is  the responsibility of the exchange member and not  the  exchange or a clearinghouse, or when the Partnership enters into off-exchange contracts with a counterparty, the sole recourse of the  Partnership  will  be the clearinghouse,  the  exchange member  or  the off-exchange contract counterparty,  as  the case may be.

      There  can  be  no  assurance  that  a  clearinghouse,

exchange  or other exchange member will meet its obligations to  the  Partnership, and the Partnership is not indemnified against  a default by such parties from Demeter or MSDWD  or

DWR.   Further, the law is unclear as to whether a commodity

broker has any obligation to protect its customers from loss in the event of an exchange, clearinghouse or other exchange

member   default  on  trades  effected  for   the   broker's

customers;  any such obligation on the part  of  the  broker appears even less clear where the default occurs in a non-US jurisdiction.

       Demeter  deals  with  these  credit  risks   of   all

partnerships  for  which it serves  as  General  Partner  in several ways.  First, it monitors each partnership's  credit exposure to each exchange on a daily basis, calculating  not only  the  amount  of margin required for it  but  also  the amount  of  its unrealized gains at each exchange,  if  any.

The  Commodity Brokers inform each partnership, as with  all their customers, of its net margin requirements for all  its existing  open positions, but do not break that  net  figure down, exchange by exchange.  Demeter, however, has installed a  system  which  permits it to monitor  each  partnership's

potential  margin liability, exchange by exchange.   Demeter

is   then  able  to  monitor  the  individual  partnership's

potential net credit exposure to
each exchange by adding the unrealized trading gains on that exchange,  if  any,  to the partnership's  margin  liability thereon.

       Second,  as  discussed  earlier,  each  partnership's

trading policies limit the amount of partnership Net  Assets that can be committed at any given time to futures contracts and  require,  in  addition,  a certain  minimum  amount  of diversification in the partnership's trading,  usually  over several different products.  One of the aims of such trading policies  has  been  to reduce the credit  exposure  of  any partnership  to any single exchange and, historically,  such partnership exposure has typically amounted to only a  small percentage of its total Net Assets.  On those relatively few occasions where a partnership's credit exposure has  climbed above that level, Demeter has dealt with the situations on a case by case basis, carefully weighing whether the increased

level  of  credit  exposure remained  appropriate.   Demeter

expects  to  continue  to deal with  such  situations  in  a similar manner in the future.

     Third, Demeter has secured, with respect to Carr acting

as  the clearing broker for the partnerships, a guarantee by

Credit  Agricole Indosuez, Carr's parent, of the payment  of the  "net  liquidating value" of the transactions  (futures,

options   and   forward  contracts)  in  each  partnership's

account.  As of December 31, 1997, Credit Agricole Indosuez'

total  capital  was over $3.25 billion and it  is  currently rated AA2 by Moody's.

       With   respect  to  forward  contract  trading,   the

partnerships  trade  with  only those  counterparties  which

Demeter,   together  with  DWR,  have   determined   to   be

creditworthy.  At the date of this filing, the  partnerships deal  only  with  Carr  as  their  counterparty  on  forward contracts.  The guarantee by Carr's parent, discussed above,

covers these forward contracts.

      See  "Financial Instruments" under Notes to  Financial

Statements  in  the  Partnership's  1997  Annual  Report  to

Partners, incorporated by reference in this Form 10-K.

      Capital Resources.  The Partnership does not have, nor

does it expect to have, any capital assets.  Redemptions  of additional  Units  of Limited Partnership  Interest  in  the future  will  affect  the  amount  of  funds  available  for investments  in subsequent periods.  As redemptions  are  at the  discretion of Limited Partners, it is not  possible  to estimate  the  amount  and therefore the  impact  of  future redemptions.

      Results  of Operations.  As of December 31, 1997,  the

Partnership's total capital was $52,945,862, an increase  of

$1,097,049   from   the  Partnership's  total   capital   of

$51,848,813,  at  December 31, 1996.   For  the  year  ended

December  31, 1997, the Partnership generated net income  of

$7,414,966 and total redemptions aggregated $6,317,917.

     For the year ended December 31, 1997, the Partnership's

total  trading  revenues  including  interest  income   were

$8,529,013.  Gains  recorded  on  the  Yield  Pool   totaled

$1,932,110.   The Partnership's total
expenses  for  the  year were $2,956,963, resulting  in  net income before minority interest of $7,504,160.  The minority interest in such gains was $89,194, resulting in net  income

of   $7,414,966  for  the  Partnership.   The  value  of  an

individual unit in the Partnership increased from  $1,479.85 at December 31, 1996 to $1,707.59 at December 31, 1997.

      As  of  December  31,  1996, the  Partnership's  total

capital was $51,848,813, an increase of $11,076,869 from the

Partnership's total capital of $40,771,944 at  December  31,

1995.  For the year ended December 31, 1996, the Partnership incurred  a  net  loss  of $3,646,323,  total  subscriptions aggregated  $21,697,912,  and total  redemptions  aggregated

$6,974,720.

     For the year ended December 31, 1996, the Partnership's

total   trading  revenues  net  of  interest   income   were

$1,465,184.   Losses  recorded on  the  Yield  Pool  totaled

$2,142,542.  The Partnership's total expenses for  the  year were  $3,061,681,  resulting in a net loss  before  minority

interest  of  $3,739,039.   The minority  interest  in  such

losses  was  $92,716, resulting in a net loss of  $3,646,323 for the Partnership.  The value of an individual unit in the

Partnership decreased from $1,562.26 at December 31, 1995 to

$1,479.85 at December 31, 1996.

      As  of  December  31,  1995, the  Partnership's  total

capital was $40,771,944, a decrease of $21,842,276 from  the

Partnership's total capital of $62,614,220 at  December  31,

1994.  For the year ended December

31, 1995, the Partnership generated net income of $9,397,649 and total redemptions aggregated $31,239,925.

     For the year ended December 31, 1995, the Partnership's

total  trading  revenues  including  interest  income   were

$12,536,481  and realized gains on Yield Pool sales  totaled

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

For  a further description of trading results, refer to  the letter  to  the  Limited Partners in the  accompanying  1997

Annual Report to Partners, incorporated by reference in this

Form 10-K.  The Partnership's gains and losses are allocated among its Limited Partners for income tax purposes.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The  information required by this Item appears in  the

attached 1997

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

("NFA") in such capacity.  Demeter is wholly-owned by  MSDWD and is an affiliate of DWR.  MSDWD, DWR and Demeter may each be  deemed  to  be  "promoters" and/or  a  "parent"  of  the

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

Stock

Exchange,  the  Chicago Board Options  Exchange,  and  other major securities exchanges.

     DWR is registered with the CFTC as a futures commission

merchant and is a member of the NFA in such capacity. As  of

December  31, 1997, DWR is servicing its clients  through  a

network   of   approximately   401   branch   offices   with

approximately 10,155 account executives servicing individual and institutional client accounts.

Directors and Officers of the General Partner

      The  directors and officers of Demeter as of  December

31, 1997 are as follows:

      Richard M. DeMartini, age 45, is the Chairman  of  the

Board  and  a  Director of Demeter.  Mr. DeMartini  is  also

Chairman of the Board and a Director of Dean Witter  Futures

&  Currency  Management Inc. ("DWFCM").   Mr.  DeMartini  is

president  and chief operating officer of MSDWD's Individual

Asset  Management Group.  He was named to this  position  in

May of 1997 and is responsible for Dean Witter InterCapital,

Van  Kampen  American Capital, insurance  services,  managed futures,  unit  trust, investment consulting services,  Dean

Witter   Realty,  and  NOVUS  Financial  Corporation.    Mr.

DeMartini  is a member of the MSDWD management committee,  a director of the InterCapital funds, a trustee of the  TCW/DW funds  and a trustee of the Van Kampen American Capital  and

Morgan  Stanley retail funds.  Mr. DeMartini has  been  with

Dean  Witter his entire career, joining the firm in 1975  as an account executive.  He
served  as a branch manager, regional director and  national sales  director, before being appointed president and  chief

operating  officer of the Dean Witter Consumer Markets.   In

1988  he was named president and chief operating officer  of

Sears'  Consumer  Banking Division and in  January  1989  he

became  president and chief operating officer of Dean Witter

Capital.  Mr. DeMartini has served as chairman of the  board of  the  Nasdaq Stock Market, Inc. and vice chairman of  the board  of  the  National Association of Securities  Dealers,

Inc.   A  native  of  San Francisco, Mr. DeMartini  holds  a

bachelor's   degree  in  marketing  from  San  Diego   State

University.

      Mark J. Hawley, age 54, is President and a Director of

Demeter.   Mr.  Hawley is also President and a  Director  of

DWFCM.   Mr.  Hawley joined DWR in February 1989  as  Senior

Vice President and is currently the Executive Vice President and Director of DWR's Managed Futures Department.  From 1978

to  1989,  Mr. Hawley was a member of the senior  management team  at  Heinold Asset Management, Inc.,  a  CPO,  and  was responsible  for  a  variety of projects in  public  futures

funds.   From 1972 to 1978, Mr. Hawley was a Vice  President

in charge of institutional block trading for the Mid-West at

Kuhn Loeb & Company.

      Lawrence  Volpe, age 50, is a Director of Demeter  and

DWFCM.  Mr. Volpe joined DWR as a Senior Vice President  and

Controller  in  September 1983, and  currently  holds  those

positions.   From  July  1979  to  September  1983,  he  was

associated with E.F. Hutton & Company Inc. and prior to his departure, held the positions of First Vice President and

Assistant  Controller.   From 1970  to  July  1979,  he  was

associated  with  Arthur Anderson & Co.  and  prior  to  his departure served as audit manager in the financial  services division.

      Joseph  G.  Siniscalchi, age  52,  is  a  Director  of

Demeter.  Mr. Siniscalchi joined DWR in July 1984 as a First

Vice President, Director of General Accounting and served as a  Senior Vice President and Controller for DWR's Securities

division  through  1997.   He is  currently  Executive  Vice

President  and Director of the Operations Division  of  DWR.

From  February  1980  to  July  1984,  Mr.  Siniscalchi  was

Director  of  Internal Audit at Lehman Brothers  Kuhn  Loeb,

Inc.

      Edward  C.  Oelsner, III, age 55,  is  a  Director  of

Demeter.   Mr.  Oelsner  is  currently  an  Executive   Vice

President and head of the Product Development Group at  Dean

Witter  InterCapital Inc., an affiliate of DWR. Mr.  Oelsner

joined  DWR  in  1981  as  a  Managing  Director  in   DWR's

Investment  Banking Department specializing in  coverage  of regulated  industries and, subsequently, served as  head  of the  DWR  Retail Products Group.  Prior to joining DWR,  Mr.

Oelsner held positions at The First Boston Corporation as  a member  of  the Research and Investment Banking  Departments from  1967  to  1981.  Mr. Oelsner received  his  M.B.A.  in

Finance  from  the  Columbia University Graduate  School  of

Business  in  1966  and an A.B. in Politics  from  Princeton

University in 1964.

      Robert  E.  Murray, age 37, is a Director of  Demeter.

Mr.  Murray  is  also a Director of DWFCM.   Mr.  Murray  is

currently  a Senior Vice President of DWR's Managed  Futures

Department  and  is  the  Senior Administrative  Officer  of

DWFCM.   Mr. Murray began his career at DWR in 1984  and  is

currently  the  Director  of  Product  Development  for  the

Managed  Futures  Department.  He  is  responsible  for  the

development   and   maintenance  of  the  proprietary   Fund

Management   System  utilized  by  DWFCM  and   Demeter   in

organizing  information and producing reports for monitoring

clients'  accounts.   Mr.  Murray  currently  serves  as   a

Director  of  the  Managed  Funds Association.   Mr.  Murray

graduated from Geneseo State University in May 1983  with  a

B.A. degree in Finance.

      Patti  L. Behnke, age 37, is Vice President and  Chief

Financial  Officer  of Demeter.  Ms. Behnke  joined  DWR  in

April   1991  as  Assistant  Vice  President  of   Financial

Reporting  and  is  currently a  First  Vice  President  and

Director   of   Financial  Reporting  and  Managed   Futures

Accounting in the Individual Asset Management Group.   Prior

to  joining  DWR,  Ms. Behnke held positions  of  increasing responsibility at L.F. Rothschild & Co. and Carteret Savings

Bank.  Ms. Behnke began her career at Arthur Anderson & Co.,

where she was employed in the audit division from 1982-1986.

She  is a member of the AICPA and the New York State Society of Certified Public Accountants.

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

Item  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS

AND MANAGEMENT

      (a)  Security Ownership of Certain Beneficial Owners -

As  of December 31, 1997, there were no persons known to  be beneficial  owners of more than 5 percent of  the  units  of

Limited Partnership Interest in the Partnership.

     (b)  Security Ownership of Management - At December 31,

1996,   Demeter  owned  783  Units  of  General  Partnership

Interest  representing  a  2.53  percent  interest  in   the

Partnership.

     (c)  Changes in Control - None


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Refer  to  Note  2  - "Related Party Transactions"  of

"Notes   to  Consolidated  Financial  Statements",  in   the

accompanying 1997 Annual Report to Partners, incorporated by reference  in  this  Form  10-K.  In  its  capacity  as  the

Partnership's   retail   commodity  broker,   DWR   received

commodity   brokerage  fees  (paid  and   accrued   by   the

Partnership)  of $2,201,830 for the year ended December  31,

1997.

                          PART IV

Item  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,   AND

REPORTS ON FORM 8-K

(a)  1.  Listing of Financial Statements

      The  following  financial  statements  and  report  of

independent  public  accountants,  all  appearing   in   the

accompanying   1997   Annual   Report   to   Partners,   are

incorporated by reference in this Form 10-K:

          - Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 1997, 1996 and 1995.

          -       Consolidated   Statements   of   Financial
          Condition as of December 31, 1997 and 1996.

          -      Consolidated   Statements  of   Operations,
          Changes in Partners' Capital, and Cash Flows for the years ended December 31, 1997, 1996 and 1995.

          -    Notes to Consolidated Financial Statements.

      With  the  exception of the aforementioned information

and  the information incorporated in Items 7, 8 and 13,  the

1997  Annual  Report to Partners is not deemed to  be  filed with this report.

     2.  Listing of Financial Statement Schedules

      No  financial statement schedules are required  to  be

filed with this report.

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

                                               DEAN   WITTER
                         PRINCIPAL PLUS FUND L.P.

(Registrant)

                                               BY:   Demeter
                         Management Corporation,
                                                       General
                              Partner

March 24, 1998           BY: /s/ Mark J. Hawley
                                 Mark J. Hawley, Director and
                                President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/  Mark J. Hawley                                March 24,
1998
        Mark J. Hawley, Director and
          President

    /s/  Richard M. DeMartini                          March 24,
1998
        Richard M. DeMartini, Director
          and Chairman of the Board


    /s/  Lawrence Volpe                                March 24,
1998
        Lawrence Volpe, Director


    /s/  Joseph G. Siniscalchi                         March 24,
1998
        Joseph G. Siniscalchi, Director


    /s/  Edward C. Oelsner III                         March 24,
1998
        Edward C. Oelsner III, Director


    /s/  Robert E. Murray                              March 24,
1998         Robert E. Murray, Director


    /s/  Patti L. Behnke                               March 24,
1998
        Patti L. Behnke, Chief Financial
          Officer and Principal Accounting
          Officer

                         EXHIBIT INDEX

ITEM                                                      METHOD
OF FILING

-3.  Amended and Restated Limited
     Partnership Agreement of
     the Partnership, dated as of
     August 29, 1995.
                                                      (1)
-10. Amended and Restated Management
     Agreement among the

Partnership, Demeter and RXR, Inc.
                                                     dated as of
     December 29, 1995.                               (2)

-10. Amended and Restated Customer
     Agreement between the Partnership
     and DWR, dated as of December 29, 1995.          (3)

-13. December 31, 1997 Annual Report to Limited Partners.   (4)



(1)  Incorporated by reference to Exhibit 3.01 and Exhibit 3.02
of the    Partnership's Registration Statement (File No. 33-
95414) on Form S-1.

(2) Incorporated by reference to Exhibit 10.02 of the Partnership's
   Registration Statement (File No. 33-95414) on Form S-1.

(3) Incorporated by reference to Exhibit 10.01 of the Partnership's
   Registration Statement (File No. 33-95414) on Form S-1.

(4)  Filed herewith.

Principal
Plus
Fund December 31, 1997
Annual Report
                                                      [LOGO] DEAN WITTER

DEAN WITTER
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

PRINCIPAL PLUS FUND
ANNUAL REPORT
1997

Dear Limited Partner:

This marks the eighth annual report for the Dean Witter Principal Plus Fund L.P. (the "Fund"). The Fund began 1997 trading at a Net Asset Value per Unit of $1,479.85 and increased by 15.38% to close the year at $1,707.59. A review of trading results for the year is provided in the Annual Report of the Trading Manager located on the next page of this report.

Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, NY 10048 or your Dean Witter Account Executive.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

    Sincerely,

    /s/ Mark J. Hawley

    Mark J. Hawley
    President
    Demeter Management Corporation
    General Partner

DEAN WITTER PRINCIPAL PLUS FUND L.P.
ANNUAL REPORT OF THE TRADING MANAGER

Encouraged by the U.S. economy's ability to walk the narrow tight rope of sustainable growth with low inflation, Principal Plus Fund continued its record of absolute returns, with performance totaling 11.2% on a mark to market basis and 15.4% on a redemption value basis for 1997. Each of the Fund's major sectors, including alternative equity, fixed income, and global futures reported gains for the year.

The first quarter was marked by an abrupt reversal in the world's equity futures markets, sharply higher interest rates, falling energy prices and continued strength in the U.S. dollar against the world's major currencies. The Fund maintained long U.S. dollar positions throughout much of the quarter which contributed to positive performance, despite severe volatility in non-U.S. fixed income futures markets in January and February. The energy and agricultural components became active mid-way through the quarter, as an unusually warm winter had trade hedgers jockeying for position. The Fund was short crude oil and natural gas, and long corn and cattle contracts which proved to be a profitable spread position.

In March, the Fund's return was daunted by sharp declines in both S&P 500 and U.S. Treasury futures markets, but by month-end the Fund had recovered, gaining over 1.9% for the quarter.

The Fund was rebalanced in April, reducing exposure in the currency sector due to increased volatility and concerns that the dollar's strength may be waning. The U.S. equity model turned positive mid-way through the quarter, setting the stage for continued profitability from the Fund's long positions in S&P 500 futures. Advances in U.S. stock and bond prices, and strong performance in Australian fixed income futures markets positively impacted performance late in the second quarter. In the U.S., the economic data indicated continued growth with no sign of inflation, propelling both stock and bond prices to new high ground for the year. A round of interest rate cuts in Australia directly benefited the Fund's long exposure in the 3 and 10 year Australian futures, as well as the 90-day Bank bill futures.

With the exception of profitable short positions in corn and soybean futures, most gains in the quarter came from the financial sector. Italian and Swiss interest rate reductions and the resulting rise in bond futures prices added to profitability, capping off a 2.4% advance for the quarter.

In July, each sector, including U.S. equity, fixed income, and global futures, rallied sharply despite a

DEAN WITTER PRINCIPAL PLUS FUND L.P.
ANNUAL REPORT OF THE TRADING MANAGER--(CONCLUDED)

rate hike from the U.S. Federal Reserve Bank. With the economy's growth on track and inflation data subdued, the U.S. equity and fixed income markets moved sharply higher, the U.S. dollar strengthened and European interest rates declined creating a plethora of profitable opportunities for the Fund. Although some profits were given back in August, the month of September saw the Fund regain its momentum, closing the quarter with a gain of 5.9%.

The start of the fourth quarter of 1997 was reminiscent of 1987, as the world's equity markets sold off sharply in the face of a growing financial crisis in Southeast Asia. Increased volatility negatively impacted performance, as short-term hedging strategies were ineffectual. By year-end, the S&P 500 was back near its all time highs. The bond component held five-year average maturity throughout the period which added slightly to total performance as interest rates continued to decline. The global futures component turned in a profitable quarter, due mainly to short energy and long U.S. dollar positions. In total, the Fund advanced 0.9% for the quarter.

At the start of the New Year, the Fund was partially hedged in its U.S. stock index and bond futures component, and favors global fixed income futures investments. In the foreign exchange and commodity sectors, the Fund was fully invested and will continue to benefit from strength in the U.S. dollar and a deflationary commodity price environment.

RXR, Inc.

DEAN WITTER PRINCIPAL PLUS FUND L.P.
INDEPENDENT AUDITORS' REPORT

The Limited Partners and the General Partner:

We have audited the accompanying consolidated statements of financial condition of Dean Witter Principal Plus Fund L.P. and subsidiary (the "Partnership") as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Witter Principal Plus Fund L.P. and subsidiary as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

February 17, 1998
New York, New York

DEAN WITTER PRINCIPAL PLUS FUND L.P.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                        DECEMBER 31,
                                                    ----------------------
                                                       1997        1996
                                                    ----------  ----------
                                                        $           $
                                 ASSETS
Equity in Commodity futures trading accounts:
 Cash                                                8,956,497   6,625,325
 Net unrealized gain on open contracts                 779,432     197,384
 Net option premiums                                  (719,950)        --
                                                    ----------  ----------
 Total Trading Equity                                9,015,979   6,822,709
Investment in Zero-Coupon U.S. Treasury Securities  45,239,044  47,247,655
Interest receivable (DWR)                               39,109      26,628
                                                    ----------  ----------
 Total Assets                                       54,294,132  54,096,992
                                                    ==========  ==========
                    LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
 Redemptions payable                                   723,025   1,657,380
 Accrued brokerage fee (DWR)                           181,150     186,774
 Accrued administrative expenses                       159,640     203,250
 Accrued management fee                                 45,287      46,693
 Accrued transaction fees and costs                        --        4,108
                                                    ----------  ----------
 Total Liabilities                                   1,109,102   2,098,205
                                                    ----------  ----------
Minority interest                                      239,168     149,974
                                                    ----------  ----------
PARTNERS' CAPITAL
 Limited Partners (30,223.237 and 34,253.485 Units,
   respectively)                                    51,607,436  50,688,703
 General Partner (783 Units)                         1,338,426   1,160,110
                                                    ----------  ----------
 Total Partners' Capital                            52,945,862  51,848,813
                                                    ----------  ----------
 Total Liabilities and Partners' Capital            54,294,132  54,096,992
                                                    ==========  ==========
NET ASSET VALUE PER UNIT                              1,707.59    1,479.85
                                                    ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

DEAN WITTER PRINCIPAL PLUS FUND L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 FOR THE YEARS
                                                     ENDED
                                                  DECEMBER 31,
                                        ----------------------------------
                                           1997        1996        1995
                                        ----------  ----------  ----------
                                            $           $           $
REVENUES
Trading Profit (Loss):
 Realized                                4,948,081    (989,467)  8,168,790
 Net change in unrealized                  582,048    (590,345)    498,189
                                        ----------  ----------  ----------
  Total Trading Results                  5,530,129  (1,579,812)  8,666,979
                                        ----------  ----------  ----------
Interest income                          2,998,884   3,044,996   3,869,502
Change in value of Yield Pool            1,932,110  (2,142,542)    126,990
                                        ----------  ----------  ----------
  Total Revenues                        10,461,123    (677,358) 12,663,471
                                        ----------  ----------  ----------
EXPENSES
Brokerage fees (DWR)                     2,201,830   2,270,318   2,326,127
Management fee                             547,058     561,862     573,964
Administrative expenses                    110,000      81,000     104,000
Transaction fees and costs                  98,075     148,501      95,727
                                        ----------  ----------  ----------
  Total Expenses                         2,956,963   3,061,681   3,099,818
                                        ----------  ----------  ----------
INCOME (LOSS) BEFORE MINORITY INTEREST   7,504,160  (3,739,039)  9,563,653
Minority interest in (income) loss         (89,194)     92,716    (166,004)
                                        ----------  ----------  ----------
NET INCOME (LOSS)                        7,414,966  (3,646,323)  9,397,649
                                        ==========  ==========  ==========
NET INCOME (LOSS) ALLOCATION:
Limited Partners                         7,236,650  (3,581,791)  9,209,858
General Partner                            178,316     (64,532)    187,791
NET INCOME (LOSS) PER UNIT:
Limited Partners                            227.74      (82.41)     238.12
General Partner                             227.74      (82.41)     238.12

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                              UNITS OF
                             PARTNERSHIP    LIMITED     GENERAL
                              INTEREST     PARTNERS     PARTNER      TOTAL
                             -----------  -----------  ---------  -----------
                                               $           $           $
Partners' Capital, December
31, 1994                      47,286.564   61,577,369  1,036,851   62,614,220
Net Income                           --     9,209,858    187,791    9,397,649
Redemptions                  (21,188.596) (31,239,925)       --   (31,239,925)
                             -----------  -----------  ---------  -----------
Partners' Capital, December
31, 1995                      26,097.968   39,547,302  1,224,642   40,771,944
Offering of Units             13,844.606   21,697,912        --    21,697,912
Net Loss                             --    (3,581,791)   (64,532)  (3,646,323)
Redemptions                   (4,906.089)  (6,974,720)       --    (6,974,720)
                             -----------  -----------  ---------  -----------
Partners' Capital, December
31, 1996                      35,036.485   50,688,703  1,160,110   51,848,813
Net Income                           --     7,236,650    178,316    7,414,966
Redemptions                   (4,030.248)  (6,317,917)       --    (6,317,917)
                             -----------  -----------  ---------  -----------
Partners' Capital, December
31, 1997                      31,006.237   51,607,436  1,338,426   52,945,862
                             ===========  ===========  =========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

DEAN WITTER PRINCIPAL PLUS FUND L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   FOR THE YEARS
                                                       ENDED
                                                    DECEMBER 31,
                                         ------------------------------------
                                            1997        1996         1995
                                         ----------  -----------  -----------
                                             $            $            $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                         7,414,966   (3,646,323)   9,397,649
Noncash item included in net income
  (loss):
 Net change in unrealized                  (582,048)     590,345     (498,189)
(Increase) decrease in
  operating assets:
 Net option premiums                        719,950          --      (186,000)
 Investment in Zero Coupon U.S. Treasury
   Securities                             2,008,611  (47,247,655)  60,143,331
 Interest receivable (DWR)                  (12,481)       2,284       (1,823)
 Investment in U.S. Treasury Bills              --    32,867,974  (32,867,974)
Increase (decrease) in
  operating liabilities:
 Accrued brokerage fee (DWR)                 (5,624)      45,643      (78,824)
 Accrued administrative expenses            (43,610)     (37,476)      40,302
 Accrued management fee                      (1,406)      11,410      (19,706)
 Accrued transaction fees and costs          (4,108)       2,331         (373)
                                         ----------  -----------  -----------
Net cash provided by (used
  for) operating activities               9,494,250  (17,411,467)  35,928,393
                                         ----------  -----------  -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Minority interest                            89,194      (92,715)     166,004
Offering of Units                               --    21,697,912          --
Increase (decrease) in
  redemptions payable                      (934,355)     509,022   (1,872,228)
Redemptions of units                     (6,317,917)  (6,974,720) (31,239,925)
                                         ----------  -----------  -----------
Net cash provided by (used
  for) financing activities              (7,163,078)  15,139,499  (32,946,149)
                                         ----------  -----------  -----------
Net increase (decrease) in cash           2,331,172   (2,271,968)   2,982,244
Balance at beginning of
  period                                  6,625,325    8,897,293    5,915,049
                                         ----------  -----------  -----------
Balance at end of period                  8,956,497    6,625,325    8,897,293
                                         ==========  ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION--Dean Witter Principal Plus Fund L.P. (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts, commodity options contracts and forward contracts on foreign currencies. Prior to February 1, 1996 the Partnership's objective was to achieve long-term appreciation while assuring investors at least a 4% compound annual rate of return over approximately five and one-half years from February 14, 1990 (the "Guarantee Period"). The Partnership initially invested approximately 80% of the Partnership's assets in zero-coupon U.S. Treasury Securities (the "Yield Pool") to accomplish this objective. Subsequent to the August 1995 maturity of the U.S. Treasury Zero Coupon Securities, the proceeds were invested in U.S. Treasury Bills. In August 1995, the Guaranteed Yield was extended through January 31, 1996 during which time additional Units of the Partnership were registered and offered to the public (see Offering of Units).

Effective February 1, 1996 the Partnership's objective was changed to achieve long-term appreciation while assuring investors at least a 3% compound annual rate of return over approximately seven and one-half years from February 1, 1996 to August 31, 2003. At August 31, 2003, which is the Partnership's "Guaranteed Redemption Date," the Net Asset Value is guaranteed to be at least $1,961.00 per Unit. At the February 1, 1996 closing date of the Offering, the Partnership again invested approximately 80% of its total assets in Zero-Coupon U.S. Treasury Securities to accomplish this objective. The Partnership's remaining assets have been contributed to its subsidiary, Dean Witter Principal Plus Fund Management L.P. (the "Trading Company"), which was established solely to trade in commodity interests on behalf of the Partnership.

The general partner for the Partnership is Demeter Management Corporation ("Demeter"). Demeter is a wholly-owned subsidiary of Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD").

On May 31, 1997, Morgan Stanley Group Inc. was merged with and into Dean Witter, Discover & Co. ("DWD"). At the time DWD changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co.

Demeter has retained RXR, Inc. ("RXR") as the trading manager of the Trading Company.

Through July 31, 1997, the sole commodity broker for the Partnership's transactions was Dean Witter

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--
(CONTINUED)

Reynolds Inc. ("DWR"), also a subsidiary of MSDWD. On July 31, 1997, DWR closed the sale of its institutional futures business and foreign currency trading operations to Carr Futures, Inc. ("Carr"), a subsidiary of Credit Agricole Indosuez. Following the sale, Carr became the clearing commodity broker for the Partnership's futures and futures options trades and the counterparty on the Partnership's foreign currency trades. DWR will continue to serve as the non-clearing commodity broker for the Partnership with Carr providing all clearing services for the Partnership's transactions.

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the Limited Partners based upon their proportional ownership interests.

OFFERING OF UNITS--During the period from November 11, 1995 through January 31, 1996 additional Units were offered to the public at a price equal to 100% of the Net Asset Value as of the close of business on the last day of the month immediately preceding the February 1, 1996 closing date of the offering.

BASIS OF ACCOUNTING--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements.

PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Partnership and the Trading Company. All intercompany balances have been eliminated.

The ownership by Demeter in the Trading Company represents a minority interest in the Partnership. Demeter's share of the Trading Company's profits and losses is deducted from consolidated results of operations.

REVENUE RECOGNITION--The Yield Pool is valued at the lesser of cost plus accreted interest or market value.

The following information pertains to the Yield Pool at December 31, 1997 and 1996:

                                             1997       1996
                                          ---------- ----------
                                              $          $
Year to Date Accreted Interest Income      2,605,588  2,726,002
Cost of Yield Pool at year-end            40,837,809 46,928,070
Accreted Interest Receivable at year-end   4,611,667  2,462,127
Market Value of Yield Pool at year-end    45,239,044 47,247,655

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--
(CONTINUED)


Commodity futures contracts, commodity options contracts and forward contracts on foreign currencies are open commitments until settlement date. They are valued at market and the resulting unrealized gains and losses are reflected in income.

Monthly, DWR pays interest income based upon 90% of the Trading Company's average daily Net Assets for the month at a rate equal to a prevailing rate on U.S. Treasury Bills. For purposes of such interest payments, Net Assets do not include monies due the Trading Company on forward contracts and other commodity interests, but not actually received.

NET INCOME (LOSS) PER UNIT--Net income (loss) per Unit is computed using the weighted average number of units outstanding during the period.

EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS--The Partnership's asset "Equity in Commodity futures trading accounts" consists of cash on deposit at DWR and Carr to be used as margin for trading and the net asset or liability related to unrealized gains or losses on open contracts and the net option premiums paid and/or received. The asset or liability related to the unrealized gains or losses on forward contracts is presented as a net amount in each period due to master netting agreements.

BROKERAGE FEES AND RELATED TRANSACTION FEES AND COSTS--The monthly brokerage fee is equal to 1/3 of 1% per month of the Partnership's adjusted month-end Net Assets. Transaction fees and costs are accrued on a half-turn basis. In 1997, the brokerage fee charged was the equivalent of a roundturn commission charge of approximately $112 per contract traded.

OPERATING EXPENSES--The Partnership bears all operating expenses related to its trading activities. These include filing fees, clerical, administrative, auditing, accounting, mailing, printing and other incidental operating expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a monthly management fee and may incur an incentive fee. Demeter bears all other operating expenses.

REDEMPTIONS--As of the last day of any calendar quarter, Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit upon five business days advance notice by redemption form to Demeter.

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--
(CONTINUED)


During 1997 and 1996, the Partnership sold securities in the Yield Pool in order to fund redemptions as detailed below:

                                        1997      1996
                                      --------- ---------
                                          $         $
Cost of Securities Sold               6,090,263 4,325,168
Interest Accreted on Securities Sold    456,047   130,978
Proceeds from Sale of Securities      6,206,254 4,140,685

DISTRIBUTIONS--The Partnership will not make any distributions until after the Guarantee Period, and thereafter will only make distributions on a pro-rata basis at the sole discretion of Demeter.

INCOME TAXES--No provision for income taxes has been made in the accompanying consolidated financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

DISSOLUTION OF THE PARTNERSHIP--The Partnership will terminate on December 31, 2025, or at an earlier date if certain conditions set forth in the Limited Partnership Agreement occur.

The Trading Company may terminate operations if its Net Assets decline to 5% or less of consolidated Partnership Net Assets, and will terminate operations if its Net Assets decline to less than 3% of consolidated Partnership Net Assets. At December 31, 1997 and 1996, the Trading Company had Net Assets of $8,571,018 and $6,216,269 respectively, which represented 16% and 12% respectively, of the consolidated Partnership's Net Assets at the respective dates. If the operations of the Trading Company ceased, the remaining Net Assets would be returned to the Partnership and held until the end of the Guarantee Period, when they would be distributed to the Limited Partners.

2. RELATED PARTY TRANSACTIONS

The Trading Company pays a monthly brokerage fee to DWR as described in Note 1. The Partnership's and Trading Company's cash is on deposit with DWR and Carr in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1. The Yield Pool is on deposit with DWR in a customer security account.
Pursuant to the Limited Partnership Agreement, Demeter initially invested $200,000 of General Partnership Interest in the Trading Company.

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--
(CONTINUED)


3. TRADING MANAGER

Compensation to RXR as trading manager consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE--The Partnership pays a monthly management fee equal to 1/12 of 1% per month of the Partnership's adjusted Net Assets, as defined in the Limited Partnership Agreement, as of the last day of each month.

INCENTIVE FEE--The Partnership will pay an annual incentive fee to RXR equal to 15% of the "New Appreciation", as defined in the Limited Partnership Agreement, of the Trading Company's Net Assets as of the end of each annual incentive period ending December 31. Such incentive fee is accrued in each month in which "New Appreciation" occurs. In those months in which "New Appreciation" is negative, previous accruals, if any, during the incentive period will be reduced.

4. FINANCIAL INSTRUMENTS

The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, petroleum, and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At December 31, 1997 and 1996, open contracts were:

                              CONTRACT OR
                            NOTIONAL AMOUNT
                         ---------------------
                            1997       1996
                         ---------- ----------
                             $          $
EXCHANGE-TRADED CONTRACTS
Financial Futures:
 Commitments to Purchase 56,150,000 36,738,000
 Commitments to Sell      7,527,000 19,776,000
Commodity Futures:
 Commitments to Purchase        --   5,550,000
 Commitments to Sell      5,700,000  5,879,000
Foreign Futures:
 Commitments to Purchase 50,112,000 83,456,000
 Commitments to Sell     28,881,000  6,403,000
OFF-EXCHANGE-TRADED
FORWARD CURRENCY CONTRACTS
 Commitments to Purchase  2,606,000 11,219,000
 Commitments to Sell     11,542,000 24,545,000

A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--
(CONTINUED)

forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

The unrealized gains and losses on open contracts are reported as a component of "Equity in Commodity futures trading accounts" on the Consolidated Statements of Financial Condition and totaled $779,432 and $197,384 at December 31, 1997 and 1996, respectively.

Of the $779,432 net unrealized gain on open contracts at December 31, 1997, $748,223 related to exchange-traded futures contracts and $31,209 related to off-exchange-traded forward currency contracts.

Of the $197,384 net unrealized gain on open contracts at December 31, 1996, $302,539 related to exchange-traded futures contracts and $(105,155) related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at December 31, 1997 and 1996, mature through March 1998 and June 1997, respectively. Off-exchange-traded forward currency contracts held by the Partnership at December 31, 1997 and 1996 mature through March 1998 and January 1997, respectively.

The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Consolidated Statements of Financial Condition.

The Partnership also has credit risk because either DWR or Carr acts as the futures commission merchant or the counterparty, with respect to most of the Partnerships' assets. Exchange-traded futures and options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR and Carr, as the futures commission merchants for all of the Partnership's exchange-traded futures and options contracts, are required pursuant to regulations of the Commodity Futures Trading Commission to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and option contracts including an amount equal to the net unrealized gain on all open futures and option contracts, which funds totaled $9,704,720 and $6,927,864 at December 31, 1997 and 1996, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--
(CONTINUED)

no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of Carr, the sole counterparty on all of such contracts, to perform. Carr's parent, Credit Agricole Indosuez, has guaranteed Carr's obligations to the Partnership.

For the year ended December 31, 1997 and 1996, the average fair value of financial instruments held for trading purposes was as follows:

                                                         1997
                                                ----------------------
                                                  ASSETS   LIABILITIES
                                                ---------- -----------
                                                    $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures                              61,485,000 17,437,000
 Options on Financial Futures                    2,226,000  4,442,000
 Commodity Futures                               5,800,000  4,475,000
 Foreign Futures                                37,032,000 32,469,000
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS  16,304,000 23,711,000
                                                         1996
                                                ----------------------
                                                  ASSETS   LIABILITIES
                                                ---------- -----------
                                                    $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures                              48,280,000 20,650,000
 Options on Financial Futures                      717,000  4,639,000
 Commodity Futures                               6,775,000  3,814,000
 Foreign Futures                                51,243,000 17,579,000
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS  30,644,000 28,108,000

5. LEGAL MATTERS

On September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, Dean Witter Futures & Currency Management Inc., MSDWD, (all such parties referred to hereafter as the "Dean Witter Parties"), certain limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors to those pools. On June 16, 1997, the plaintiffs in the above actions filed a consolidated amended complaint, alleging, among other things, that the defendants, committed fraud, deceit, negligent misrepresentation, various violations of the California Corporations Code, intentional and negligent

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--
(CONCLUDED)

breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in the sale and operation of the various limited partnerships commodity pools. Similar purported class actions were also filed on September 18 and 20, 1996, in the Supreme Court of the State of New York, New York County, and on November 14, 1996 in the Superior Court of the State of Delaware, New Castle County, against the Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools sold by DWR. A consolidated and amended complaint in the action pending in the Supreme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. On December 16, 1997, upon motion of the plaintiffs, the action pending in the Superior Court of the State of Delaware was voluntarily dismissed without prejudice. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they have strong defenses to, and they will vigorously contest, the actions. Although the ultimate outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties.

DEAN WITTER REYNOLDS INC.
Two World Trade Center
62nd Floor
New York, NY 10048
                                FIRST-CLASS MAIL
                                ZIP + 4 PRESORT
                               U.S. POSTAGE PAID
                                  BROOKLYN, NY
                                 PERMIT NO. 148