Form 10-Q
period 1998-03-31
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 1998-05-14
CIK 854915

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1998 or

[  ]   Transition report pursuant to Section 13 or 15 (d) of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-30891

              DEAN    WITTER    PRINCIPAL    PLUS    FUND    L.P.
(Exact name of registrant as specified in its charter)


          Delaware                              13-3541588
(State or other jurisdiction of              (I.R.S. Employer
incorporation  or organization)                    Identification
No.)

c/o Demeter Management Corporation
Two World Trade Center, 62 Fl. New York, NY         10048
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

                       March 31, 1998

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

     Consolidated Statements of Financial Condition
        March 31, 1998 (Unaudited) and December 31, 1997......2

     Consolidated Statements of Operations for the
     Quarters Ended March 31, 1998 and 1997 (Unaudited)....3

     Consolidated Statements of Changes in Partners'
        Capital for the Quarters Ended March 31, 1998 and
     1997 (Unaudited)......................................4

     Consolidated Statements of Cash Flows for the
     Quarters Ended March 31, 1998 and 1997(Unaudited).....5

     Notes to Consolidated Financial Statements
     (Unaudited)........................................6-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..12-15

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................16-17

Item 6. Exhibits and Reports on Form 8-K..................18







                 PART I.  FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS
              DEAN WITTER PRINCIPAL PLUS FUND L.P.
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                     March 31,     December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                9,313,952    8,956,497
 Net unrealized gain on open contracts1,463,541     779,432
 Net option premiums                  -             (719,950)

 Total Trading Equity               10,777,493    9,015,979

Investment in Zero-Coupon U.S. Treasury Securities 45,361,696         45,239,044
Interest receivable (DWR)               39,803       39,109

 Total Assets                       56,178,992   54,294,132

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 2,724,546      723,025
 Accrued brokerage fees (DWR)          186,941      181,150
 Accrued administrative expenses       182,641      159,640
 Accrued management fees                46,735       45,287
      Accrued      incentive     fees                       6,068
-

 Total Liabilities                   3,146,931    1,109,102

Minority Interest                      292,248      239,168

Partners' Capital

 Limited Partners (28,700.132 and
  30,223.237 Units, respectively)   51,337,787   51,607,436
 General Partner (783 Units)         1,402,026    1,338,426

 Total Partners' Capital            52,739,813   52,945,862

  Total  Liabilities and Partners' Capital    56,178,992    54,29
4,132

NET ASSET VALUE PER UNIT              1,788.81       1,707.59

        The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
             CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
                                For the Quarters Ended March 31,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     1,771,767    1,583,071
    Net change in unrealized       684,109      (447,915)

      Total Trading Results      2,455,876    1,135,156

 Interest Income                   737,613      751,442
  Change  in  value  of Yield  Pool       124,579               (
1,441,268)

      Total Revenues             3,318,068        445,330


EXPENSES

 Brokerage fees (DWR)              551,891      556,673
 Management fees                   137,973      139,168
 Transaction fees and costs         27,559       30,532
 Administrative expenses            23,000       27,000
 Incentive fees                      6,068           -

      Total Expenses               746,491      753,373

INCOME   (LOSS)  BEFORE  MINORITY  INTEREST2,571,577            (
308,043)

Minority interest in income         (53,080)     (11,967)

NET INCOME (LOSS)                2,518,497      (320,010)

NET INCOME (LOSS) ALLOCATION

 Limited Partners                2,454,897      (312,858)
 General Partner                    63,600        (7,152)

NET INCOME (LOSS) PER UNIT

 Limited Partners                    81.22         (9.13)
 General Partner                     81.22        (9.13)

        The accompanying footnotes are an integral part of these financial statements.

             DEAN WITTER PRINCIPAL PLUS FUND  L.P.
    CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital
 December 31, 1996   35,036.485            $50,688,703           $1,160,110
$51,848,813

Net Loss               -                   (312,858)     (7,152)      (320,010)

Redemptions           (1,344.781)             (1,977,795)                     -
(1,977,795)

Partners' Capital
 March 31, 1997        33,691.704             $48,398,050           $1,152,958
$49,551,008




Partners' Capital
   December 31, 1997 31,006.237            $51,607,436           $1,338,426
$52,945,862

Net Income             -                   2,454,897             63,600
2,518,497

Redemptions           (1,523.105)            (2,724,546)                  -
(2,724,546)

Partners' Capital
   March 31, 1998    29,483.132            $51,337,787           $1,402,026
$52,739,813






         The accompanying footnotes are an integral part of these financial statements.


              DEAN WITTER PRINCIPAL PLUS FUND L.P.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                For the Quarters Ended March 31,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income   (loss)                  2,518,497                (
320,010)
Noncash item included in income (loss):
    Net change in unrealized        (684,109)            447,915

(Increase) decrease in operating assets:
      Net  option  premiums              (719,950)              (
369,600)
     Investment  in Zero-coupon U.S. Treasury Securities(122,652)
2,241,316
    Interest receivable (DWR)           (694)            (4,937)

Increase (decrease) in operating liabilities:
    Accrued brokerage fees (DWR)      5,791              (2,058)
    Accrued administrative expenses  23,001              (1,173)
    Accrued management fees           1,448              (514)
          Accrued      incentive      fees                  6,068
(1,078)

Net  cash  provided  by  operating  activities  1,027,400       1
,989,861


CASH FLOWS FROM FINANCING ACTIVITIES


 Increase in redemptions payable  2,001,521              320,414
 Minority interest                   53,080              11,967
   Redemptions  of  units              (2,724,546)              (
1,977,795)


Net  cash  used  for  financing  activities    (669,945)        (
1,645,414)


Net increase in cash                357,455              344,447
Balance  at  beginning  of  period     8,956,497                6
,625,325

Balance  at  end  of  period           9,313,952                6
,969,772


        The accompanying footnotes are an integral part of these financial statements.

               DEAN WITTER PRINCIPAL PLUS FUND L.P.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

The  financial statements include, in the opinion of  management,

all  adjustments necessary for a fair presentation of the results of  operations  and financial condition of Dean Witter  Principal

Plus  Fund  L.P. (the "Partnership").  The consolidated financial

statements  and  condensed  notes  herein  should  be   read   in

conjunction  with  the  Partnership's December  31,  1997  Annual

Report on Form 10-K.


1. Organization

Dean  Witter  Principal Plus Fund L.P. is a  limited  partnership organized  to  engage  in the speculative  trading  of  commodity

futures   contracts,  commodity  options  contracts  and  forward

contracts  on  foreign currencies.  The general partner  for  the

Partnership  is Demeter Management Corporation ("Demeter").   The

non-clearing  commodity  broker  is  Dean  Witter  Reynolds  Inc.

("DWR"),   with  an  unaffiliated  broker,  Carr  Futures,   Inc.

("Carr"),  providing  clearing  and  execution  services.    Both

Demeter  and DWR are wholly-owned subsidiaries of Morgan  Stanley

Dean Witter & Co. ("MSDW").  Demeter has retained RXR Inc. as the trading manager of the Trading Company.



2. Revenue Recognition

The  investment  in  zero-coupon U.S.  Treasury  Securities  (the

"Yield   Pool")  maintained  to  provide  for  the  Partnership's

guaranteed

              DEAN WITTER PRINCIPAL PLUS FUND L.P.

return is valued at the lesser of cost plus accreted interest  or market value.  For the quarter ended March 31, 1998, $622,953  of

interest  income has been accreted on the Yield Pool.   At  March

31,  1998,  the  cost of the Yield Pool was $40,276,849  and  the accreted interest receivable thereon was $5,170,699.  The  market value  of  the  Yield  Pool on March 31,  1998  is  approximately

$45,361,696.


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

Futures and forwards represent contracts for delayed delivery  of an  instrument at a specified date and price.  Risk  arises  from changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the contracts.  There  are numerous factors which  may  significantly influence the market value of these contracts, including interest

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



rate  volatility.  At March 31, 1998 and December 31, 1997,  open contracts were:


                                Contract or Notional Amount
                            March 31, 1998   December 31, 1997
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     46,357,000         56,150,000
   Commitments to Sell         47,425,000          7,527,000
 Commodity Futures:
   Commitments to Purchase      2,684,000                  -
   Commitments to Sell          1,860,000          5,700,000
 Foreign Futures:
   Commitments to Purchase     57,691,000         50,112,000
   Commitments to Sell          7,043,000         28,881,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     11,078,000          2,606,000
   Commitments to Sell         14,580,000         11,542,000


A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $1,463,541 and

$779,432 at March 31, 1998 and December 31, 1997, respectively.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)





Of  the $1,463,541 net unrealized gain on open contracts at March

31,  1998,  $1,373,970  was  related to  exchange-traded  futures contracts  and  $89,571  related to  off-exchange-traded  forward currency contracts.



Of the $779,432 net unrealized gain on open contracts at December

31,  1997,  $748,223 related to exchange-traded futures contracts and  $31,209  related  to  off-exchange-traded  forward  currency contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

March 31, 1998 and December 31, 1997 mature through June 1998 and

March  1998,  respectively. Off-exchange-traded forward  currency contracts  held  at March 31, 1998 and December 31,  1997  mature through June 1998 and March 1998, respectively.



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

Commission  ("CFTC") to segregate from their own assets  and  for the sole benefit of their commodity customers, all funds held  by them with respect to exchange-traded futures and option contracts including an amount equal to the net unrealized gain on all  open futures and option contracts, which funds totaled $10,687,922 and

$9,704,720 at March 31, 1998 and December 31, 1997, respectively.

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

obligations to the Partnership.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)




For  the quarter ended March 31, 1998 and the year ended December

31,  1997,  the average fair value of financial instruments  held for trading purposes was as follows:



                                               March 1998
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts:
  Financial Futures                 57,050,000       19,391,000
  Options on Financial Futures           -            4,712,000
  Commodity Futures                  1,092,000        3,751,000
  Foreign Futures                   65,414,000       16,239,000
Off-Exchange-Traded Forward
 Currency Contracts                  9,677,000       15,045,000



                                             December 1997
                                                           Assets
Liabilities
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



Results of Operations

For the Quarter Ended March 31, 1998

For  the  quarter  ended March 31, 1998, the Partnership's  total revenues,  including interest income and change in value  of  the

Yield  Pool  were  $3,318,068.  During  the  first  quarter,  the

Partnership  recorded a gain in Net Asset Value  per  Unit.   The

most  significant  gains were recorded from long  S&P  500  Index futures  positions  in the stock index portion  of  the  balanced portfolio as domestic stock prices climbed to record highs during the first
three  months  of  1998.  Additional gains were recorded  in  the

managed   futures  component  from  long  European  bond  futures

positions, particularly German and French bond futures, as prices in these markets trended higher during a majority of the quarter.

In energy futures trading, profits were recorded from short crude oil  futures positions during January and February as oil  prices declined  on news of a tentative agreement between the  U.N.  and

Iraq.  Smaller gains were recorded from livestock futures trading during  February.  In the bond portion of the balanced portfolio,

small  gains  were recorded from long U.S. Treasury note  futures

positions as prices finished the quarter slightly higher.   These

gains  were  partially  offset by losses experienced  from  short cotton  futures  as  cotton prices increased during  March  after

moving  lower  previously.   Smaller  losses  were  recorded   in

currencies as the value of the Japanese yen moved in a short-term volatile pattern during February.  Total expenses for the quarter were  $746,491 resulting in a net income before minority interest of  $2,571,577. The minority interest in such income was  $53,080 resulting in a net income of $2,518,497 for the Partnership.  The value  of  an  individual Unit in the Partnership increased  from

$1,707.59 at December 31, 1997 to $1,788.81 at March 31, 1998.



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

Demeter, Dean Witter Futures and Currency Management,  Inc.,

MSDW,  (all such parties referred to hereafter as the  "Dean

Witter  Parties"),  certain  limited  partnership  commodity pools  of which Demeter is the general partner, and  certain trading  advisors  to those pools. On  June  16,  1997,  the plaintiffs in the above actions filed a consolidated amended complaint, alleging, among other things, that the defendants

committed   fraud,   deceit,  negligent   misrepresentation,

various  violations  of  the California  Corporations  Code,

intentional   and   negligent  breach  of  fiduciary   duty,

fraudulent and unfair business practices, unjust enrichment,

and  conversion  in the sale and operation  of  the  various

limited  partnership  commodity  pools.   Similar  purported

class  actions were also filed on September 18 and 20, 1996,

in  the  Supreme  Court of the State of New York,  New  York

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




                               Dean Witter Principal Plus
                                 Fund L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

May   11,   1998                    By:  /s/   Patti  L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.