Form 10-Q
period 1998-06-30
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 1998-08-14
CIK 854915

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 0-18314

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

                         June 30, 1998


PART I. FINANCIAL INFORMATION
   Item 1.  Consolidated Financial Statements

     Consolidated Statements of Financial Condition
     June 30, 1998 (Unaudited) and December 31, 1997.......2

     Consolidated Statements of Operations for the
     Quarters Ended June 30, 1998 and 1997 (Unaudited).....3

     Consolidated Statements of Operations for the Six
     Months Ended June 30, 1998 and 1997 (Unaudited).......4

     Consolidated Statements of Changes in Partners'
     Capital for the Six Months Ended June 30, 1998 and
     1997 (Unaudited)..................................... 5

     Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 1998 and 1997
     (Unaudited)...........................................6

     Notes to Consolidated Financial Statements
     (Unaudited)........................................7-12

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations.................................13-18

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings.............................19

            Item 6. Exhibits and Reports on Form 8-K.............
            20












                 PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                      June 30,     December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                              9,316,550      8,956,497
    Net    unrealized    gain   on   open   contracts     107,220
779,432
        Net        option        premiums                       -
(719,950)

 Total Trading Equity              9,423,770      9,015,979

 Investment in Zero-coupon U.S. Treasury
                                      Securities       43,809,765
45,239,044
 Interest receivable (DWR)            38,200              39,109

 Total Assets                     53,271,735     54,294,132

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable               2,202,970        723,025
 Accrued administrative expenses     206,640        159,640
 Accrued brokerage fees (DWR)        176,884        181,150
 Accrued management fees              44,221         45,287

 Total Liabilities                 2,630,715      1,109,102

Minority Interest                    264,535        239,168

Partners' Capital

 Limited Partners (27,464.848 and
        30,223.237 Units, respectively)48,978,718  51,607,436
 General Partner (783 Units)       1,397,767      1,338,426

 Total Partners' Capital          50,376,485     52,945,862

  Total  Liabilities and Partners' Capital    53,271,735     54,2
94,132


NET ASSET VALUE PER UNIT            1,783.37        1,707.59

          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
             CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                 For the Quarters Ended June 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     1,057,953     (475,642)
    Net change in unrealized     (1,356,321)  1,771,729

      Total Trading Results        (298,368)  1,296,087

    Interest Income                726,433      740,642
     Change  in  value  of Yield  Pool       85,853             1
,289,915


      Total Revenues               513,918   3,326,644


EXPENSES

    Brokerage fees (DWR)           530,072     537,581
    Management fees                132,518     134,395
    Administrative expenses         24,000      27,000
    Transaction fees and costs      21,466      34,100
    Incentive fees                   (6,068)         -

      Total Expenses               701,988        733,076

INCOME   (LOSS)  BEFORE  MINORITY  INTEREST(188,070)            2
,593,568

Minority     interest     in     (income)     loss         27,713
(20,993)


NET INCOME (LOSS)                  (160,357)     2,572,575


NET INCOME (LOSS) ALLOCATION

    Limited Partners               (156,098)    2,512,788
                           General                        Partner
(4,259)                                         59,787


NET INCOME (LOSS) PER UNIT

    Limited Partners                 (5.44)    76.35
                           General                        Partner
(5.44)                                           76.35

          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
             CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                For the Six Months Ended June 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     2,829,720    1,016,692
    Net change in unrealized       (672,212)  1,323,814

      Total Trading Results      2,157,508    2,340,506

    Interest Income              1,464,046    1,492,085
       Change    in    value   of   Yield   Pool          210,432
(60,616)

      Total Revenues             3,831,986    3,771,975


EXPENSES

    Brokerage fees (DWR)         1,081,963    1,095,295
    Management fees                270,491      273,564
    Transaction fees and costs      49,025       63,591
    Administrative expenses         47,000         54,000

      Total Expenses             1,448,479    1,486,450


INCOME BEFORE MINORITY INTEREST  2,383,507   2,285,525

Minority interest in income       (25,367)        (32,960)


NET INCOME                       2,358,140   2,252,565


NET INCOME ALLOCATION

    Limited Partners             2,298,799   2,199,930
    General Partner                 59,341      52,635


NET INCOME PER UNIT

    Limited Partners                 75.78       67.22
    General Partner                  75.78       67.22

          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
    CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
    December   31,   1996      35,036.485             $50,688,703
$1,160,110                       $51,848,813

Net     Income                 -                        2,199,930
52,635                            2,252,565
Redemptions                (2,683.213)                (4,048,444)
-                                  (4,048,444)

Partners' Capital,
    June   30,   1997          32,353.272             $48,840,189
$1,212,745                       $50,052,934




Partners' Capital,
    December   31,   1997      31,006.237             $51,607,436
$1,338,426                       $52,945,862

Net     Income                 -                        2,298,799
59,341                            2,358,140
Redemptions                (2,758.389)                (4,927,517)
-                                  (4,927,517)

Partners' Capital,
    June   30,   1998          28,247.848             $48,978,718
$1,397,767                       $50,376,485











           The accompanying notes are an integral part of these financial statements.


              DEAN WITTER PRINCIPAL PLUS FUND L.P.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net   income                        2,358,140                2
,252,565
 Noncash item included in net income:
      Net  change  in  unrealized         672,212               (
1,323,814)

 (Increase) decrease in operating assets:
    Net option premiums             (719,950)            -
    Investment in Zero-coupon U.S.
         Treasury   Securities         1,429,279                2
,162,252
    Interest receivable (DWR)           909              (9,316)

 Increase (decrease) in operating liabilities:
    Accrued administrative expenses  47,000              (22,183)
    Accrued brokerage fees (DWR)     (4,266)              (4,315)
    Accrued management fees          (1,066)             (1,078)
       Accrued   transaction   fees   and    costs              -
38


  Net  cash  provided  by  operating activities   3,782,258     3
,054,149

CASH FLOWS FROM FINANCING ACTIVITIES

 Increase in redemptions payable  1,479,945              413,269
 Increase in minority interest       25,367              32,959
   Redemptions  of  units              (4,927,517)              (
4,048,444)

  Net  cash  used  for  financing activities    (3,422,205)     (
3,602,216)


  Net  increase  (decrease)  in  cash     360,053               (
548,067)

  Balance  at  beginning  of  period    8,956,497               6
,625,325

  Balance  at  end  of  period          9,316,550               6
,077,258



          The accompanying notes are an integral part of these financial statements.

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

Report on Form 10-K.



1.  Organization

Dean  Witter  Principal Plus Fund L.P. is a  limited  partnership organized  to  engage  in the speculative  trading  of  commodity

futures   contracts,  commodity  options  contracts  and  forward

contracts   on   foreign   currencies   (collectively,   "futures

interests").    The   general  partner  is   Demeter   Management

Corporation  ("Demeter").  The non-clearing commodity  broker  is

Dean  Witter Reynolds Inc. ("DWR"), with an unaffiliated clearing commodity broker, Carr Futures Inc. ("Carr"), providing  clearing and  execution services.  Demeter has retained RXR  Inc.  as  the

trading   manager.    Both  Demeter  and  DWR  are   wholly-owned

subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW").



2.  Revenue Recognition

The  investment  in  zero-coupon U.S.  Treasury  Securities  (the

"Yield   Pool")  maintained  to  provide  for  the  Partnership's

guaranteed

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


return is valued at the lesser of cost plus accreted interest  or market value.  For the six months ended June 30, 1998, $1,231,393 of  interest income has been accreted on the Yield Pool.  At June

30,  1998,  the  cost of the Yield Pool was $38,287,099  and  the accreted interest receivable thereon was $5,522,666.  The  market value  of  the  Yield  Pool on June 30,  1998  was  approximately

$44,143,453.



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

Futures and forwards represent contracts for delayed delivery  of an  instrument at a specified date and price.  Risk  arises  from changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate  volatility.  At June 30, 1998 and December 31,  1997,  open contracts were:

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               Contract or Notional Amount
                            June 30, 1998    December 31, 1997
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase    71,922,000          56,150,000
   Commitments to Sell         4,003,000           7,527,000
 Commodity Futures:
   Commitments to Purchase     1,350,000               -
   Commitments to Sell         1,816,000           5,700,000
 Foreign Futures:
   Commitments to Purchase    72,343,000          50,112,000
   Commitments to Sell       124,549,000          28,881,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     7,110,000           2,606,000
   Commitments to Sell         9,525,000          11,542,000


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

$107,220  and  $779,432 at June 30, 1998 and December  31,  1997,

respectively.



Of the $107,220 net unrealized gain on open contracts at June 30,

1998,  $493,040 related to exchange-traded futures contracts  and

$(385,820)   related  to  off-exchange-traded  forward   currency

contracts.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Of the $779,432 net unrealized gain on open contracts at December

31,  1997,  $748,223 related to exchange-traded futures contracts and  $31,209  related  to  off-exchange-traded  forward  currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  1998 and December 31, 1997 mature through December 1998  and

March  1998, respectively.  Off-exchange-traded forward  currency contracts  held by the Partnership at June 30, 1998 and  December

31,   1997   mature  through  September  1998  and  March   1998,

respectively.



The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent  of involvement in a  particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty  non-performance.  The credit risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Consolidated Statements of Financial Condition.




The Partnership also has credit risk because DWR and Carr act  as the  futures  commission  merchants or the  counterparties,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures and futures styled options contracts are marked to market on  a  daily basis, with variations in value settled on  a  daily

basis.   Each  of DWR and Carr, as a futures commission  merchant

for the Partnership's exchange-traded futures and futures styled

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



options contracts, are required, pursuant to regulations  of  the

Commodity Futures Trading Commission ("CFTC"), to segregate  from their  own  assets  and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded futures and futures styled options contracts including an  amount equal  to the net unrealized gain on all open futures and futures styled  options contracts, which funds, in the aggregate, totaled

$9,809,590 and $9,704,720 at June 30, 1998 and December 31, 1997,

respectively.   With  respect to the Partnership's  off-exchange-

traded forward currency contracts, there are no daily settlements of  variations  in  value nor is there any  requirement  that  an amount equal to the net unrealized gain on open forward contracts be segregated.  With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability  of

Carr,  the  sole counterparty on all such contracts, to  perform.

Carr's  parent, Credit Agricole Indosuez, has guaranteed  to  the

Partnership  payment  of  the  net  liquidating  value   of   the

transactions  in  the Partnership's account with Carr  (including foreign currency contracts).


For  the  six  months  ended June 30, 1998  and  the  year  ended

December   31,   1997,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)


                                           June 30, 1998
                                       Assets        Liabilities
                                         $               $
Exchange-Traded Contracts:
  Financial Futures                  54,504,000      18,297,000
  Options on Financial Futures           -            2,693,000
  Commodity Futures                   1,141,000       3,276,000
  Foreign Futures                    62,871,000      41,335,000
Off-Exchange-Traded Forward
 Currency Contracts                  14,514,000      16,656,000


                                        December 31, 1997
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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership's assets are deposited with  DWR,  as non-clearing broker and with Carr, as clearing broker in separate

futures   interest  trading  accounts,  and  are  used   by   the

Partnership  as  margin  to engage in futures  interest  trading.

Such assets are held in either non-interest bearing bank accounts or  in securities approved by the CFTC for investment of customer funds.  The Partnership's assets held by DWR and Carr may be used

as  margin  solely  for  the Partnership's  trading.   Since  the

Partnership's  sole purpose is to trade in futures interests,  it is expected that the Partnership will continue to own such liquid assets for margin purposes.



The   Partnership's  investment  in  futures  interests  may   be

illiquid.  If  the price of a futures contract for  a  particular commodity  has increased or decreased by an amount equal  to  the

"daily  limit," positions in the commodity can neither  be  taken nor liquidated unless traders are willing to effect trades at  or

within  the  limit.   Commodity futures prices have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from  promptly  liquidating its commodity futures  positions  and result in restrictions on redemptions.



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



Capital  Resources - The Partnership does not have, nor  does  it expect  to  have, any capital assets.  Redemptions  of  Units  of

Limited Partnership Interest in the future will affect the amount of  funds  available  for  investment  in  futures  interests  in

subsequent  periods.   Since they are at the  discretion  of  the

Limited  Partners, it is not possible to estimate the amount  and therefore, the impact of future redemptions.



Results of Operations

For the Quarter and Six Months Ended June 30, 1998

For  the  quarter  ended June 30, 1998, the Partnership  recorded total revenues consisting of trading losses, interest income  and change  in  value  of  the Yield Pool of $513,918  and  posted  a

decrease  in Net Asset Value per Unit after expenses.   The  most

significant  net  trading  losses were recorded  in  the  managed futures  component of the balanced portfolio from long  positions in Australian bond futures as prices moved lower during April and

June.  In currencies, losses were recorded during April and  June from  crossrate transactions involving the Japanese yen  relative to  the  Australian dollar as the value of Pacific Rim currencies moved  in  a  short-term  volatile pattern  in  reaction  to  the economic instability in that region.  Additional currency  losses were
recorded from short Singapore dollar positions as its value moved

higher  relative  to the U.S. dollar during June.   These  losses

were   partially  offset  by  gains  from  short  nickel  futures

positions  as  nickel  prices declined during  June.   Additional

gains  recorded  during June from short positions  in  crude  oil futures and long positions in cotton futures helped to offset the

Partnership's overall losses.  Trading in the stock index futures component  was  slightly  profitable for  the  quarter  as  gains recorded  from long S&P 500 Index futures positions during  April and  June offset losses recorded in this same market during  May.

Small  profits  were also recorded from long U.S.  Treasury  note

futures  positions.   Total expenses for the three  months  ended

June  30,  1998  were $701,988, resulting in a  net  loss  before minority  interest of $188,070.  The minority  interest  in  such loss  was  $27,713, resulting in a net loss of $160,357  for  the

Partnership.  The value of an individual Unit in the  Partnership decreased from $1,788.81 at March 31, 1998 to $1,783.37  at  June

30, 1998.



For  the six months ended June 30, 1998, the Partnership recorded total  trading revenues including interest income and  change  in value  of the Yield Pool of $3,831,986 and posted an increase  in

Net  Asset  Value  per  Unit.  The most  significant  gains  were recorded  from long S&P 500 Index futures positions in the  stock index  portion of the balanced portfolio as domestic stock prices

climbed  to  record  highs during the first quarter.   Additional

gains  were recorded in the managed futures component from  short crude  oil futures positions during January and February, as  oil prices declined on news of a tentative agreement between the U.N.

and   Iraq.   Short  crude  oil  futures  positions  also  proved

profitable during June as oil prices declined following a move up higher  in March and April.  Gains were also recorded from  short nickel futures positions as nickel prices moved lower during June and  from trading livestock futures during February.  In the bond futures  component, small profits were recorded  from  long  U.S.

Treasury note futures positions as prices finished the first half of  the  year  slightly higher.  A portion of  the  Partnership's overall gains for the first half of the year was offset by losses experienced  in  the managed futures component  of  the  balanced portfolio  from  long  positions in Australian  bond  futures  as

prices  moved  lower  during April and June.   Losses  were  also

experienced  in the currency markets from crossrate  transactions involving  the  Japanese yen relative to  the  Australian  dollar during  April  and June.  Smaller currency losses  were  recorded from  short Singapore dollar positions as its value moved  higher relative to the U.S. dollar during June.  Total expenses for  the six  months ended June 30, 1998 were $1,448,479, resulting in net

income  before  minority  interest of $2,383,507.   The  minority

interest in such income was $25,367, resulting in a net income of

$2,358,140 for the Partnership.  The value of an individual  Unit in  the Partnership increased from $1,707.59 at December 31, 1997 to $1,783.37 at June 30, 1998.



For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended June 30, 1997, the Partnership  recorded total revenues, consisting of net trading income, an increase  in the  value  of the Yield Pool, and interest income of  $3,326,644

and
posted  an  increase  in  Net Asset Value  per  Unit.   The  most

significant gains were recorded in the stock and bond portion  of the  balanced portfolio, as domestic stock and bond prices  moved higher  during the quarter. Trading gains were also  recorded  in the managed futures portion of the portfolio from long Australian bond  futures  positions as prices moved higher  during  May  and

June.  Additionally, gains during the quarter were attributed  to an  increase in the value of zero coupon U.S. Treasury Securities held  in the guarantee portion of the Partnership.  A portion  of the  Partnership's  overall gains was offset  by  losses  in  the managed  futures portion of the balanced portfolio  from  trading crude oil and natural gas futures, as oil and gas prices moved in a  short-term volatile pattern during May and June.  Losses  were also recorded in the currency markets from transactions involving the  Italian lira, Swiss franc and French franc.  Total  expenses for the three months ended June 30, 1997 were $733,076, resulting

in  a  net  gain  before minority interest  of  $2,593,568.   The

minority  interest in such gains was $20,993 resulting in  a  net

income  of  $2,572,575  for the Partnership.   The  value  of  an

individual  Unit in the Partnership increased from  $1,470.72  at

March 31, 1997 to $1,547.07 at June 30, 1997.



For  the six months ended June 30, 1997, the Partnership recorded total  revenues consisting of net trading income, a  decrease  in the  value  of the Yield Pool, and interest income of  $3,771,975

and  posted  an increase in Net Asset Value per Unit.   The  most

significant gains were recorded in the managed futures portion of the  portfolio  from a strengthening in the  value  of  the  U.S.

dollar
relative to most European currencies during January and February.

Additional  gains  were  recorded in the  stock  portion  of  the balanced  portfolio from long S&P 500 Index futures positions  as domestic  stock prices moved higher throughout most of the  first six  months of the year.  Gains were also recorded in the managed futures  portion  of  the  portfolio from  long  Australian  bond

futures positions as prices moved higher during May and June.   A

portion  of the Partnership's overall gains was offset by  losses recorded  in  the managed futures portion of the  portfolio  from trading agricultural futures, as prices moved in a choppy pattern during  the first half of the year.  Total expenses for  the  six months  ended  June 30, 1997 were $1,486,450,  resulting  in  net

income  before  minority interest of $2,285,525.    The  minority

interest  in such gains was $32,960, resulting in net  income  of

$2,252,565 for the Partnership.  The value of an individual  Unit in  the Partnership increased from $1,479.85 at December 31, 1996 to $1,547.07 at June 30, 1997.

                   PART II.  OTHER INFORMATION




Item 1.   LEGAL PROCEEDINGS

Previously filed.  See Form 10-Q for the quarter ended March  31,

1998.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K



          Reports on Form 8-K. - No such reports have been Filed for the quarter ended June 30, 1998.

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



                                 Dean Witter Principal Plus
                                    Fund L.P. (Registrant)

                                    By:     Demeter    Management
Corporation
                                    (General Partner)

August 12, 1998                  By:/s/    Lewis A. Raibley, III
                                           Lewis A. Raibley, III
                                               Chief    Financial
Officer



The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.