Form 10-Q
period 1998-09-30
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 1998-11-10
CIK 854915

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998 or

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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X           No

              DEAN WITTER PRINCIPAL PLUS FUND L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       September 30, 1998


PART I. FINANCIAL INFORMATION
   Item 1.  Consolidated Financial Statements

     Consolidated Statements of Financial Condition
     September 30, 1998 (Unaudited) and December 31, 1997.......2

     Consolidated Statements of Operations for the
     Quarters Ended September 30, 1998 and 1997 (Unaudited)....3
     Consolidated Statements of Operations for the Nine
     Months Ended September 30, 1998 and 1997 (Unaudited).......4

     Consolidated Statements of Changes in Partners'
     Capital for the Nine Months Ended September 30, 1998 and
     1997 (Unaudited)...........................................5

     Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 1998 and 1997
     (Unaudited)................................................6

     Notes to Consolidated Financial Statements
     (Unaudited).............................................7-12

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations......................................13-22
PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings..................................23

            Item  6.  Exhibits  and Reports on  Form  8-K........
            ...........23



                 PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
              DEAN WITTER PRINCIPAL PLUS FUND L.P.
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   September 30,   December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                             7,957,043       8,956,497
 Net unrealized gain on open contracts  2,164,295                          779,432
 Net option premiums             -                                     (719,950)

 Total Trading Equity            10,121,338       9,015,979

Investment in zero-coupon U.S. Treasury
  Securities                     42,567,265      45,239,044
Interest        receivable        (DWR)                    33,178
39,109

                                  Total Assets   52,721,781        54,294,132

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable              2,001,215         723,025
 Accrued administrative expenses    212,056         159,640
 Accrued brokerage fee (DWR)        175,032         181,150
 Accrued management fee              43,758          45,287
 Incentive fee payable               33,426                -

 Total Liabilities                2,465,487       1,109,102

Minority Interest                   297,892         239,168

Partners' Capital

 Limited Partners (26,851.888 and
   30,223.237 Units, respectively) 48,516,752    51,607,436
 General Partner (308 and
  783 Units, respectively)        1,441,650       1,338,426

 Total Partners' Capital         49,958,402      52,945,862

   Total   Liabilities   and  Partners'  Capital       52,721,781
54,294,132

NET ASSET VALUE PER UNIT           1,839.42          1,707.59

          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
             CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
                              For the Quarters Ended September 30,
                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       (421,807)  3,667,459
    Net change in unrealized     2,057,075       (630,549)

      Total Trading Results      1,635,268    3,036,910

 Interest Income                   704,230      758,382
     Change    in    value    of    Yield    Pool               -
1,139,825

      Total Revenues             2,339,498     4,935,117


EXPENSES

 Brokerage fees                    512,854      556,582
 Management fees                   128,214      139,145
 Incentive fees                     33,426        -
 Transaction fees and costs         27,514       24,488
 Administrative expenses            21,000          29,000
      Total Expenses               723,008         749,215


NET   INCOME  BEFORE  MINORITY  INTEREST1,616,490               4
,185,902

Minority interest in income         (33,358)        (68,566)


NET             INCOME                                  1,583,132
4,117,336


NET INCOME ALLOCATION

 Limited Partners                  665,524    4,017,690
 General Partner                   917,608       99,646


NET INCOME PER UNIT

 Limited Partners                    56.05       127.27
    General   Partner                       56.05          127.27

          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
             CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
                             For the Nine Months Ended September 30,
                                       1998            1997
                                        $            $
REVENUES
 Trading profit:
    Realized                       2,407,913    4,684,151
    Net change in unrealized       1,384,863      693,265

      Total Trading Results        3,792,776   5,377,416

 Interest Income                   2,168,276   2,250,466
 Change in value of Yield Pool       210,432    1,079,210


      Total Revenues               6,171,484    8,707,092


EXPENSES

 Brokerage fees (DWR)              1,594,817  1,651,877
 Management fees                     398,705    412,709
 Transaction fees and costs           76,539     88,079
 Administrative expenses              68,000       83,000
 Incentive fees                       33,426           -

      Total Expenses               2,171,487   2,235,665

INCOME BEFORE MINORITY INTEREST   3,999,997   6,471,427

Minority interest in income         (58,725)       (101,526)


NET INCOME                         3,941,272      6,369,901


NET INCOME ALLOCATION

 Limited Partners                  2,964,323    6,217,620
 General Partner                     976,949     152,281


NET INCOME PER UNIT

 Limited Partners                    131.83        194.49
   General   Partners                       131.83         194.49

          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
    CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital
 December 31, 1996   35,036.485            $50,688,703           $1,160,110
$51,848,813

Net Income             -                    6,217,620             152,281
6,369,901

Redemptions           (3,606.829)           (5,594,892)                    -
(5,594,892)

Partners' Capital
 September 30, 1997  31,429.656            $51,311,431           $1,312,391
$52,623,822





Partners' Capital
 December 31, 1997   31,006.237            $51,607,436           $1,338,426
$52,945,862

Net Income                -                2,964,323     976,949      3,941,272

Redemptions           (3,846.349)            (6,055,007)           (873,725)
(6,928,732)

Partners' Capital
 September 30, 1998   27,159.888           $48,516,752           $1,441,650
$49,958,402







           The accompanying notes are an integral part of these financial statements.



              DEAN WITTER PRINCIPAL PLUS FUND L.P.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income                          3,941,272                 6
,369,901
Noncash item included in net income:
      Net  change  in  unrealized       (1,384,863)             (
693,265)

 (Increase) decrease in operating assets:
    Net option premiums             (719,950)            724,000
    Investment in Zero-coupon U.S.
         Treasury   Securities         2,671,779                2
,170,767
    Interest receivable (DWR)         5,931              (10,113)


 Increase (decrease) in operating liabilities:
    Accrued administrative expenses  52,416              6,817
    Accrued brokerage fees (DWR)      (6,118)            (1,050)
    Accrued management fees           (1,529)             (262)
    Incentive fee payable            33,426              -
       Accrued   transaction   fees   and   costs               -
(1,080)

Net   cash   provided   by   operating   activities     4,592,364
8,565,715

CASH FLOWS FROM FINANCING ACTIVITIES

        Increase   (decrease)  in  redemptions   payable1,278,190
(110,932)
Increase in minority interest        58,724              101,525
         Redemptions      of      units               (6,928,732)
(5,594,892)

   Net   cash   used   for   financing  activities    (5,591,818)
(5,604,299)


  Net  increase  (decrease)  in  cash     (999,454)             2
,961,416

     Balance     at     beginning    of    period       8,956,497
6,625,325

     Balance     at     end    of    period             7,957,043
9,586,741

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

Corporation  ("Demeter").  The non-clearing commodity  broker  is

Dean Witter Reynolds Inc. ("DWR"), an affiliate of Demeter.   The

clearing   commodity  broker  is  Carr  Futures  Inc.   ("Carr"),

providing clearing and execution services.  Demeter has  retained

as  the  trading manager RXR Inc. (the "Trading Manager").   Both

Demeter  and DWR are wholly-owned subsidiaries of Morgan  Stanley

Dean Witter & Co. ("MSDW").



2.  Revenue Recognition

The  investment  in  zero-coupon U.S.  Treasury  Securities  (the

"Yield

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Pool"),  maintained  to provide for the Partnership's  guaranteed return, is valued at the lesser of cost plus accreted interest or

market  value.   For  the nine months ended September  30,  1998,

$1,832,003  of  interest income has been accreted  on  the  Yield

Pool.  At  September  30, 1998, the cost of the  Yield  Pool  was

$36,678,802  and  the  accreted interest receivable  thereon  was

$5,888,463.  The market value of the Yield Pool on September  30,

1998 was approximately $45,296,488.



3.  Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interest trading accounts to meet margin requirements as  needed.

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

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



influence the market value of these contracts, including interest rate  volatility.  At September 30, 1998 and December  31,  1997,

open contracts were:

                               Contract or Notional Amount
                            September 30, 1998  December 31, 1997
$                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase      74,480,000         56,150,000
   Commitments to Sell             599,000          7,527,000
 Commodity Futures:
   Commitments to Purchase       1,806,000             -
   Commitments to Sell             966,000          5,700,000
 Foreign Futures:
   Commitments to Purchase     174,045,000         50,112,000
   Commitments to Sell           8,233,000         28,881,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase       7,749,000          2,606,000
   Commitments to Sell           2,991,000         11,542,000

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

$2,164,295  and $779,432 at September 30, 1998 and  December  31,

1997, respectively.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Of  the  $2,164,295  net unrealized gain  on  open  contracts  at

September 30, 1998, $1,826,431 related to exchange-traded futures contracts  and  $337,864  related to off-exchange-traded  forward currency contracts.



Of the $779,432 net unrealized gain on open contracts at December

31,  1997,  $748,223 related to exchange-traded futures contracts and  $31,209  related  to  off-exchange-traded  forward  currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September 30, 1998 and December 31, 1997 mature through  December

1998  and March 1998, respectively.  Off-exchange-traded  forward currency contracts held by the Partnership at September 30,  1998

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

Commodity Futures Trading Commission ("CFTC"), to segregate  from their  own  assets  and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded futures and futures styled options contracts, including an amount equal  to the net unrealized gain on all open futures and futures styled  options contracts, which funds, in the aggregate, totaled

$9,783,474 and $9,704,720 at September 30, 1998 and December  31,

1997,  respectively.   With  respect to  the  Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the ability of Carr, the sole counterparty on all such contracts,

to   perform.   Carr's  parent,  Credit  Agricole  Indosuez,  has

guaranteed  to  the  Partnership payment of the  net  liquidating value of the transactions in the Partnership's account with Carr

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)


(including foreign currency contracts).


For  the nine months ended September 30, 1998 and the year  ended

December   31,   1997,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                       September 30, 1998
                                       Assets        Liabilities
                                         $               $
Exchange-Traded Contracts:
  Financial Futures                 56,260,000       13,012,000
  Options on Financial Futures           -            1,885,000
  Commodity Futures                  1,004,000        3,035,000
  Foreign Futures                   80,844,000       37,233,000
Off-Exchange-Traded Forward
 Currency Contracts                 15,467,000       15,988,000


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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity - Assets of the Partnership are deposited with  DWR  as non-clearing  broker  and  Carr as clearing  broker  in  separate futures  interest trading accounts established  for  the  Trading

Manager  and are used by the Partnership as margin to  engage  in futures  interest trading.  Such assets are held in  either  non-

interest bearing bank accounts or in securities approved  by  the

CFTC  for investment of customer funds.  The Partnership's assets held  by  DWR  and  Carr  may be used as margin  solely  for  the

Partnership's trading.  Since the Partnership's sole  purpose  is

to   trade  in  futures  interests,  it  is  expected  that   the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's investment in futures interests may, from time to time, be illiquid.  Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits".  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond the  daily limit.  If the price of a particular futures  interest has increased or decreased by an amount equal to the daily limit,

positions  in  such  futures interest can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or

within  the  limit.   Futures interests prices have  occasionally

moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its futures interests and result in restrictions on redemptions.



There  is  no limitation on daily price moves in trading  forward contracts  on  foreign  currency.  The  markets  for  some  world currencies  have low trading volume and are illiquid,  which  may prevent  the  Partnership from trading in potentially  profitable markets  or  prevent  the Partnership from  promptly  liquidating unfavorable  positions  in  such markets  and  subjecting  it  to

substantial  losses.   Either of these  market  conditions  could

result in restrictions on redemptions.



Capital  Resources - The Partnership does not have, nor  does  it expect to have, any capital assets.  Future redemptions of  Units of  Limited Partnership Interest will affect the amount of  funds available  for  investment  in futures  interests  in  subsequent

periods.   Since  they  are  at the  discretion  of  the  Limited

Partners,  it  is  not  possible  to  estimate  the  amount   and

therefore, the impact of future redemptions.



Results of Operations

For the Quarter and Nine Months Ended September 30, 1998

For  the  quarter  ended  September  30,  1998,  the  Partnership recorded  total  trading revenues including interest  income  and change  in  value of the Yield Pool of $2,339,498 and  posted  an increase in New Asset Value per Unit.  The most significant gains were  recorded  in  the  global bond  futures  component  of  the balanced
portfolio  from long positions in U.S. Treasury note futures  and

Treasury bond futures.  Domestic bond prices soared higher during

August  as  investors  flocked to these "safe  havens"  amid  the political  and  economic upheaval in Russia  and  other  emerging market  currencies.  During September, bond prices  continued  to

climb   due  to  the  scandal  plaguing  the  White  House,   the

anticipation  of the Federal Reserve's late month  interest  rate cut  and  the  reported  losses by  several  major  hedge  funds.

Additional profits were recorded from long European and  Japanese bond  futures as prices in these markets also moved  higher  amid global  economic and political uncertainty.  Long S&P  500  Index futures  positions  produced losses for the stock  index  futures component  as domestic equity prices plunged during mid-July  and again  during August on fears that the troubles plaguing  Russia,

Japan, and Latin America would have a negative effect on the U.S.

economy.   In  currencies, crossrate transactions  involving  the

Australian dollar versus other major currencies resulted in gains as  the  Australian currency declined during August and September versus  the  German mark and the Japanese yen.  Smaller  currency gains  were  recorded  from trading the Spanish  peseta  and  the

Italian  lira.  Trading in the managed futures component provided mixed  results.  In the agricultural markets, short positions  in corn and lean hog futures were profitable during August as prices in these markets continued to trend lower amid large supplies and

weaker  exports.   In metals, losses resulted from  trading  base

metals  as  prices moved in a short-term volatile pattern  during

July.  In soft commodities, additional losses were incurred  from long cotton futures positions
as  cotton  prices finished July sharply lower.   Smaller  losses

were  experienced in the energy markets during September.   Total

expenses  for  the  three months ended September  30,  1998  were

$723,008,  resulting  in net income before minority  interest  of

$1,616,490.   The minority interest in such income  was  $33,358,

resulting  in  net  income  of  $1,583,132.   The  value  of   an

individual  Unit in the Partnership increased from  $1,783.37  at

June 30, 1998 to $1,839.42 at September 30, 1998.



For  the  nine  months ended September 30, 1998, the  Partnership recorded  total  trading revenues including interest  income  and change  in  value of the Yield Pool of $6,171,484 and  posted  an increase in Net Asset Value per Unit.  The most significant gains were  recorded  in  the bond futures component  of  the  balanced portfolio  from  long  positions in U.S. interest  rate  futures,

particularly  five-year Treasury note futures during  August  and

September.   Additional gains in this sector were  recorded  from

long  European  bond  futures positions.   The  recent  worldwide

economic  and political instability created an extremely positive environment  for  bond  prices during  the  third  quarter,  thus

resulting  in  gains for the Partnership's long  positions.   The

stock index futures component contributed smaller gains from long

S&P  500 Index futures positions as domestic stock prices climbed to  record highs during the first and second quarters. Results in

the  managed  futures  component  were  mixed.   Short  corn  and

livestock futures positions produced smaller profits as prices fell in these markets during late August. Gains were recorded during  the first quarter from short crude oil futures  positions as  oil  prices  declined  on reports of  a  potential  agreement between  the  U.N.  and  Iraq.  A portion  of  the  Partnership's overall  gains  was  offset by losses  experienced  in  the  soft commodities and currency markets.  Long cotton futures  positions resulted in losses as cotton prices reversed lower during July on news of improved weather conditions.  Transactions involving  the

British pound during July and the Australian dollar during April,

June  and  August  resulted in smaller year-to-date  losses.   In

metals, short positions in base metals early in the third quarter

proved  unfavorable  as  prices moved  higher  in  July.    Total

expenses  for  the  nine  months ended September  30,  1998  were

$2,171,487,  resulting in net income before minority interest  of

$3,999,997.   The  minority interest in such income  was  $58,725

resulting  in  net  income  of  $3,941,272.   The  value  of   an

individual  Unit in the Partnership increased from  $1,707.59  at

December 31, 1997 to $1,839.42 at September 30, 1998.



For the Quarter and Nine Months Ended September 30, 1997

For  the  quarter  ended  September  30,  1997,  the  Partnership recorded  total  trading revenues including interest  income  and change  in  value of the Yield Pool of $4,935,117 and  posted  an increase in Net Asset Value per Unit.  The most significant gains were  recorded  in the stock and bond portions  of  the  balanced portfolio as domestic stock and bond futures prices moved  higher during July and September. Additional gains were recorded in the managed futures portion of the portfolio as long global interest rate  futures positions also profited from an upward  price  move during July and September.  Additional profits during the quarter were  attributed to an increase in the market value of the  zero-

coupon U.S. Treasury Securities held in the guarantee portion  of the  Partnership.  In currencies, gains were recorded from  short positions  in the New Zealand and Singapore dollars as the  value of  these currencies declined relative to the U.S. dollar  during

July.   Smaller  gains were recorded in energy  futures  as  long

natural  gas  futures positions profited from a  dramatic  upward

price  move  during  August  and  September.   These  gains  were

partially offset by losses recorded from trendless price movement

in  soft  commodities  and  agricultural  futures  throughout   a

majority  of  the quarter.  Total expenses for the  three  months ended  September 30, 1997 were $749,215, resulting in net  income before minority interest of $4,185,902.  The minority interest in such income was $68,566 resulting in net income of $4,117,336 for

the   Partnership.  The  value  of  an  individual  Unit  in  the

Partnership  increased  from  $1,547.07  at  June  30,  1997   to

$1,674.34 at September 30, 1997.



For  the  nine  months ended September 30, 1997, the  Partnership recorded  total  trading revenues including interest  income  and change  in  value of the Yield Pool of $8,707,092 and  posted  an increase in Net Asset Value per Unit.  The most significant gains were recorded in the managed futures portion of the portfolio  as the value of the U.S. dollar strengthened versus most other currencies during January, February and July. As a result, gains were  recorded  from  short positions in  the  Singapore  dollar,

Italian lira and Spanish peseta.  Additional currency gains  were recorded  from transactions involving the German mark and  French franc.  In the stock portion of the balanced portfolio, long  S&P

500  Index  futures positions profited from a strong increase  in

domestic equity prices during the first three quarters.   Smaller

gains  were recorded during the third quarter from long U.S.  and international  bond futures positions as prices in these  markets moved  higher.  These gains were partially offset by losses  from

trendless  price  movement  in  agricultural  futures  and   soft

commodities  throughout a majority of the year.   Smaller  losses

recorded in energy futures, as crude oil prices moved in a choppy pattern  during  the  second and third  quarter,  also  offset  a portion  of the Partnership's overall gains.  Total expenses  for the  nine  months  ended  September  30,  1997  were  $2,235,665,

resulting  in net income before minority interest of  $6,471,427.

The  minority interest in such income was $101,526, resulting  in net  income of $6,369,901 for the Partnership.  The value  of  an individual  Unit in the Partnership increased from  $1,479.85  at

December 31, 1996 to $1,674.34 at September 30, 1997.



Year 2000 Problem -  Commodity pools, like financial and business organizations  and individuals around the world,  depend  on  the smooth functioning of computer systems.  Many computer systems in use  today cannot recognize the computer code for the year  2000,

but revert to 1900 or some other date. This is commonly known as the "Year 2000 Problem". The Partnership could be adversely affected  if computer systems used by it or any third party  with whom  it has a material relationship do not properly process  and calculate date-related information and data concerning  dates  on or  after  January 1, 2000.  Such a failure could have a negative impact  on  the handling or determination of futures  trades  and prices and the services provided the Partnership.



MSDW  began its planning in response to the Year 2000 Problem  in

1995  and currently has several hundred employees working on such response.  It has developed its own Year 2000 compliance plan  to deal  with the problem and had the plan approved by the company's

executive   management,  Board  of  Directors   and   Information

Technology  Department.   Demeter is coordinating  with  MSDW  in

taking steps that both believe are reasonably designed to address the  Year 2000 Problem with respect to Demeter's computer systems that  relate  to  the  Partnership.  This includes  hardware  and software upgrades, systems consulting and computer maintenance.



Beyond  the  challenge  facing  internal  computer  systems,  the systems  failure  of  any  of the third  parties  with  whom  the

Partnership  has a material relationship - the futures  exchanges and  clearing organizations through which it trades, Carr, or the

Trading  Manager - could result in a material financial  risk  to

the  Partnership.   Regarding  the futures  exchanges,  all  U.S.

futures  exchanges will be subject to the monitoring of the  CFTC for their Year 2000 preparedness and the major foreign futures exchanges are also expected to be subject to market-wide testing of  their Year 2000 compliance during 1999.  With respect to Carr and  the  Trading  Manager,  Demeter  intends  to  monitor  their progress throughout 1999 in their Year 2000 compliance and, where applicable,  to  test its external interface with  Carr  and  the

Trading Manager.



Finally, MSDW has begun developing various "contingency plans" in the  event  that  the  systems of such third  parties  fail,  and

Demeter  intends  to  consult closely with MSDW  in  implementing

those   plans.   MSDW  has  also  recently  reported   that   its

development of such contingency plans is proceeding on  schedule.

Despite the best efforts of both Demeter and MSDW, however, there can  be  no assurance that the above steps will be sufficient  to avoid  any  adverse  impact  to  the  Partnership,  whether  from failures  in  their own computer systems or those  of  Carr,  the

Trading Manager or any other third party.



Risks  Associated  with  the Euro - On January  1,  1999,  eleven countries  in  the  European  Union  intend  to  establish  fixed conversion  rates  on  their existing  sovereign  currencies  and convert to a common single currency (the "euro").  During a three-

year  transition  period, the existing sovereign currencies  will continue  to exist but only as a fixed denomination of the  euro.

Conversion  to  the  euro will prevent the Trading  Manager  from trading  in  certain currencies and thereby limit its ability  to take advantage of potential market opportunities that might otherwise have existed had separate currencies been available to

trade,  and  could  result  in  losses  with  respect  to   those

positions.

                   PART II.  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

Previously filed.  See Form 10-Q for the quarter ended March  31,

1998.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Reports  on Form 8-K - No reports have been filed for the quarter ended September 30, 1998.

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



                                 Dean Witter Principal Plus
                                    Fund L.P. (Registrant)

                                    By:     Demeter    Management
Corporation
                                    (General Partner)

November 10, 1998               By:/s/    Lewis A. Raibley, III
                                          Lewis A. Raibley, III
                                          Chief Financial Officer



The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.