Form 10-Q/A
period 1998-09-30
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 1998-12-02
CIK 854915

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-Q/A
                          AMENDMENT #1

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

Yes     X           No

              DEAN WITTER PRINCIPAL PLUS FUND L.P.

            INDEX TO QUARTERLY REPORT ON FORM 10-Q/A

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

   Item 1.  Legal Proceedings..................................23

            Item  6.  Exhibits  and Reports on  Form  8-K........
            ...........23





                 PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   September 30,   December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                             7,957,043       8,956,497
 Net unrealized gain on open contracts  2,164,295                          779,432
 Net option premiums             -                                     (719,950)

 Total Trading Equity            10,121,338       9,015,979

Investment in zero-coupon U.S. Treasury
  Securities                     42,567,265      45,239,044
Interest        receivable        (DWR)                    33,178
39,109

                                  Total Assets   52,721,781        54,294,132

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
 Redemptions payable              2,001,215         723,025
 Accrued administrative expenses    212,056         159,640
 Accrued brokerage fee (DWR)        175,032         181,150
 Accrued management fee              43,758          45,287
 Incentive fee payable               33,426                -

 Total Liabilities                2,465,487       1,109,102

Minority Interest                   297,892         239,168

Partners' Capital
 Limited Partners (26,851.888 and
   30,223.237 Units, respectively) 49,390,476    51,607,436
 General Partner (308 and
  783 Units, respectively)          567,926       1,338,426

 Total Partners' Capital         49,958,402      52,945,862

   Total   Liabilities   and  Partners'  Capital       52,721,781
54,294,132

NET ASSET VALUE PER UNIT           1,839.42          1,707.59

          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
             CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                              For the Quarters Ended September 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       (421,807)  3,667,459
    Net change in unrealized     2,057,075       (630,549)

      Total Trading Results      1,635,268    3,036,910

 Interest Income                   704,230      758,382
     Change    in    value    of    Yield    Pool               -
1,139,825

      Total Revenues             2,339,498     4,935,117

EXPENSES

 Brokerage fees                    512,854      556,582
 Management fees                   128,214      139,145
 Incentive fees                     33,426        -
 Transaction fees and costs         27,514       24,488
 Administrative expenses            21,000          29,000
      Total Expenses               723,008         749,215

NET   INCOME  BEFORE  MINORITY  INTEREST1,616,490               4
,185,902

Minority interest in income         (33,358)        (68,566)


NET             INCOME                                  1,583,132
4,117,336


NET INCOME ALLOCATION

 Limited Partner                 1,539,248    4,017,690
 General Partner                    43,884       99,646


NET INCOME PER UNIT

 Limited Partners                    56.05       127.27
 General Partner                     56.05       127.27

          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
             CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
                             For the Nine Months Ended September 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit:
    Realized                       2,407,913    4,684,151
    Net change in unrealized       1,384,863      693,265

      Total Trading Results        3,792,776   5,377,416

 Interest Income                   2,168,276   2,250,466
 Change in value of Yield Pool       210,432    1,079,210


      Total Revenues               6,171,484    8,707,092


EXPENSES

 Brokerage fees (DWR)              1,594,817  1,651,877
 Management fees                     398,705    412,709
 Transaction fees and costs           76,539     88,079
 Administrative expenses              68,000       83,000
 Incentive fees                       33,426           -

      Total Expenses               2,171,487   2,235,665

INCOME BEFORE MINORITY INTEREST   3,999,997   6,471,427

Minority interest in income         (58,725)       (101,526)


NET INCOME                         3,941,272      6,369,901


NET INCOME ALLOCATION

 Limited Partners                  3,838,047    6,217,620
 General Partner                    103,225      152,281

NET INCOME PER UNIT

 Limited Partners                    131.83        194.49
 General Partners                     131.83       194.49

          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
    CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital
 December 31, 1996   35,036.485            $50,688,703           $1,160,110
$51,848,813

Net Income             -                    6,217,620             152,281
6,369,901

Redemptions           (3,606.829)           (5,594,892)                    -
(5,594,892)

Partners' Capital
 September 30, 1997  31,429.656            $51,311,431           $1,312,391
$52,623,822





Partners' Capital
 December 31, 1997   31,006.237            $51,607,436           $1,338,426
$52,945,862

Net Income                -                3,838,047             103,225
3,941,272

Redemptions           (3,846.349)            (6,055,007)           (873,725)
(6,928,732)

Partners' Capital
 September 30, 1998   27,159.888           $49,390,476           $567,926
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



                                 Dean Witter Principal Plus
                                    Fund L.P. (Registrant)

                                    By:     Demeter    Management
Corporation
                                    (General Partner)

December 2, 1998                By:/s/    Lewis A. Raibley, III
                                          Lewis A. Raibley, III
                                          Chief Financial Officer



The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.