Form 10-Q
period 1999-03-31
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 1999-05-17
CIK 854915

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1999 or

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

                       March 31, 1999

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

     Consolidated Statements of Financial Condition
        March 31, 1999 (Unaudited) and December 31, 1998......2

     Consolidated Statements of Operations for the
     Quarters Ended March 31, 1999 and 1998 (Unaudited)....3

     Consolidated Statements of Changes in Partners'
        Capital for the Quarters Ended March 31, 1999 and
     1998 (Unaudited)......................................4

     Consolidated Statements of Cash Flows for the
     Quarters Ended March 31, 1999 and 1998(Unaudited).....5

     Notes to Consolidated Financial Statements
     (Unaudited)........................................6-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..12-19

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk . . . . . . . . . . . . . . . . . .19-31

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................   32

Item 6. Exhibits and Reports on Form 8-K..................32








                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                     March 31,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                               8,961,082       9,270,594
 Net unrealized gain on open contracts     254,598    1,200,707

      Total Trading Equity           9,215,680     10,471,301

Investment in Zero-Coupon U.S. Treasury Securities 41,401,322    41,602,754
Unrealized gain on Zero-Coupon U.S. Treasury Securities840,507   1,952,744
 Interest receivable (DWR)            31,346           34,344

      Total Assets                  51,488,855    54,061,143

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                   708,556       956,163
 Accrued administrative expenses       180,280        156,280
 Accrued brokerage fee (DWR)           168,227        173,174
 Accrued management fee                 42,057        43,293
 Incentive fee payable                   -            147,477

     Total Liabilities              1,099,120       1,476,387

Minority Interest                     285,470         320,591

PARTNERS' CAPITAL
 Limited Partners (25,967.425 and
  26,345.343 Units, respectively) 49,516,944       51,660,212
    General   Partner   (308   Units)                     587,321
603,953

 Total Partners' Capital            50,104,265    52,264,165

 Total Liabilities and Partners' Capital  51,488,855  54,061,143

 Total Partners' Capital            50,104,265     52,264,165
 Less: Unrealized gain on Zero-
      Coupon U.S. Treasury Securities       840,507    1,952,744

NET ASSETS PER LIMITED
 PARTNERSHIP AGREEMENT              49,263,758     50,311,421

NET ASSET VALUE PER UNIT              1,874.90      1,887.62

          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
             CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
                                For the Quarters Ended March 31,
                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
        Realized                          586,273       1,771,767
Net change in unrealized           (946,109)      684,109
      Total Trading Results        (359,836)  2,455,876
    Interest   Income                     666,798         737,613
Change in value of Yield Pool   (1,112,237)        124,579

      Total Revenues              (805,275)     3,318,068
EXPENSES

 Brokerage fees (DWR)              505,908      551,891
 Management fees                   126,477      137,973
   Transaction   fees  and  costs           24,805         27,559
Administrative expenses             24,000       23,000
 Incentive fees                     -               6,068

      Total Expenses               681,190        746,491

INCOME   (LOSS)  BEFORE  MINORITY  INTEREST(1,486,465)          2
,571,577
Minority interest in income        (35,121)       (53,080)
NET INCOME (LOSS)               (1,451,344)     2,518,497

NET INCOME (LOSS) ALLOCATION
    Limited    Partners                  (1,434,712)    2,454,897
General Partner                     (16,632)     63,600

NET INCOME (LOSS)               (1,451,344)   2,518,497
Less:  Net change in unrealized gain
     on   Zero-Coupon   U.S.   Treasury   Securities    1,112,237
-

NET INCOME (LOSS) ALLOCATED TO PARTNERS
 FOR TAX AND NET ASSET VALUATION   (339,107)     2,518,497

Net Income (Loss) Allocation for Tax and Net Asset
 Valuation
     Limited Partners              (335,188)  2,454,897
     General Partners                (3,919)    63,600

Net Income (Loss) Allocation for Tax and Net Asset
    Valuation
     Limited Partners                (12.72)      81.22
  General Partner                    (12.72)      81.22

          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER PRINCIPAL PLUS FUND  L.P.
    CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1999 and 1998
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total
Partners' Capital
   December 31, 1997 31,006.237            $51,607,436           $1,338,426
$52,945,862

Net Income             -                   2,454,897             63,600
2,518,497

Redemptions           (1,523.105)            (2,724,546)                  -
(2,724,546)

Partners' Capital
   March 31, 1998    29,483.132            $51,337,787           $1,402,026
$52,739,813




Partners' Capital
   December 31, 1998 26,653.343            $51,660,212           $603,953
$52,264,165
Net Loss                 -                 (1,434,712)           (16,632)
(1,451,344)

Redemptions             (377.918)              (708,556)                -
(708,556)

Partners' Capital
   March 31, 1999      26,275.425          $49,516,944            $587,321
$50,104,265







           The accompanying notes are an integral part of these financial statements.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                For the Quarters Ended March 31,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income   (loss)               (1,451,344)                 2
,518,497
Noncash item included in income (loss):
      Net  change  in  unrealized        946,109                (
684,109)
     Change  in  value  of  yield  pool1,112,237                (
124,579)

(Increase) decrease in operating assets:
     Investment  in  Zero-coupon U.S. Treasury  Securities201,432
1,927
    Interest receivable (DWR)         2,998              (694)
      Net  option  premiums             -                       (
719,950)
Increase (decrease) in operating liabilities:
    Accrued administrative expenses  24,000              23,001
    Accrued brokerage fee (DWR)       (4,947)            5,791
     Accrued  management fee            (1,236)             1,448
Incentive        fee       payable                      (147,477)
6,068
Net    cash   provided   by   operating   activities      681,772
1,027,400

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase  (decrease)  in  redemptions  payable(247,607)      2
,001,521
Minority  interest                    (35,121)             53,080
Redemptions        of       units                       (708,556)
(2,724,546)

Net    cash    used   for   financing   activities      (991,284)
(669,945)
Net increase (decrease) in cash     (309,512)            357,455
Balance      at     beginning     of     period         9,270,594
8,956,497
Balance      at     end     of     period               8,961,082
9,313,952

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

Plus  Fund  L.P. (the "Partnership").  The consolidated financial

statements  and  condensed  notes  herein  should  be   read   in

conjunction  with  the  Partnership's December  31,  1998  Annual

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

Trading  Manager  to  the Partnership is RXR Inc.  (the  "Trading

Manager").

2. Revenue Recognition

The yield pool is valued at cost plus accreted interest with the

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




accumulated  unrealized  gain  (loss)  on  the  zero-coupon  U.S.

Treasury  Securities separately disclosed.  The annual change  in the  yield  pool's market value is reflected in the  Consolidated

Statement   of   Operations.   The  Consolidated  Statements   of

Financial Condition and the Consolidated Statements of Operations

have  been reconciled to reflect Net Assets, Net Asset Value  per

Unit  and Net Income (Loss) in accordance with the terms  of  the

Limited  Partnership Agreement.  Prior year financials have  been changed to conform to current year presentation.  For the quarter ended  March  31,  1999,  $571,560 of interest  income  has  been accreted on the Yield Pool.  At March 31, 1999, the cost  of  the

Yield  Pool  was $34,687,733 and the accreted interest receivable thereon  was $6,713,589.  The market value of the Yield  Pool  on

March 31, 1999 is approximately $42,241,829.



3. Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interests trading accounts to meet margin requirements as needed.

DWR  pays interest on these funds based on a prevailing  rate  on

U.S. Treasury bills. The Partnership pays brokerage fees to DWR.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


4.  Financial Instruments

The  Partnership  trades commodity futures  contracts  and  other commodity  interests,  including, but  not  limited  to,  forward

contracts   on   foreign  currencies  and  physical  commodities.

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



In  June  1998, the Financial Accounting Standards  Board  issued

Statement  of  Financial Accounting Standard  ("SFAS")  No.  133,

"Accounting  for  Derivative Instruments and Hedging  Activities"

effective  for fiscal years beginning after June 15,  1999.   The

Partnership has elected to adopt the provisions of SFAS  No.  133 beginning with the fiscal year ended December 31, 1998.  SFAS No.

133  supersedes  SFAS  No. 119 and No. 105,  which  required  the disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments for  an entity  which carries its assets at fair value.  The  application of  SFAS  No.  133  does  not have a significant  effect  on  the

Partnership's financial statements.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled  $254,598  and

$1,200,707 at March 31, 1999 and December 31, 1998, respectively.



Of  the  $254,598 net unrealized gain on open contracts at  March

31,  1999,  $274,313 related to exchange-traded futures contracts and  $(19,715)  related to off-exchange-traded  forward  currency contracts.



Of  the  $1,200,707  net unrealized gain  on  open  contracts  at

December 31, 1998, $1,247,930 related to exchange-traded  futures contracts  and  $(47,223) related to off-exchange-traded  forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March 31, 1999 and December 31, 1998 mature through July 1999 and

March  1999,  respectively. Off-exchange-traded forward  currency contracts held by the Partnership at March 31, 1999 and  December

31, 1998 mature through June 1999 and March 1999, respectively.



The  Partnership  is subject to the credit risk  associated  with counterparty  non-performance.  The credit risk  associated  with the

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




instruments  in which the Partnership is involved is  limited  to

the   amounts  reflected  in  the  Partnership's  Statements   of

Financial  Condition.  DWR and Carr act as the futures commission merchants  or  the counterparties with respect  to  most  of  the

Partnership's  assets. Exchange-traded futures and futures-styled options  contracts  are marked to market on a daily  basis,  with variations  in value settled on a daily basis. Each  of  DWR  and

Carr,   as  a  futures  commission  merchant  for  all   of   the

Partnership's exchange-traded futures and futures-styled  options contracts, are required, pursuant to regulations of the Commodity

Futures  Trading Commission ("CFTC") to segregate from their  own assets,  and  for the sole benefit of their commodity  customers,

all  funds  held by them with respect to exchange-traded  futures and  futures-styled options contracts, including an amount  equal to the net unrealized gain on all open futures and futures-styled

options   contracts,  which  funds,  in  the  aggregate,  totaled

$9,235,395  and  $10,518,524 at March 31, 1999 and  December  31,

1998, respectively.



With  respect  to  the Partnership's off-exchange-traded  forward currency  contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net  unrealized  gain  on open forward contracts  be  segregated.

With   respect  to  those  off-exchange-traded  forward  currency contracts,

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)




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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity -  Assets of the Partnership are deposited with DWR  as non-clearing  broker  and  Carr as clearing  broker  in  separate futures  interests  trading accounts. Such  assets  are  held  in either  non-interest  bearing  bank  accounts  or  in  securities

approved  by  the  CFTC for investment of  customer  funds.   The

Partnership's assets held by DWR and Carr may be used  as  margin solely  for  the Partnership's trading.  Since the  Partnership's sole  purpose  is to trade in futures interests, it  is  expected that the Partnership will continue to own such liquid assets  for margin purposes.

      The Partnership's investment in futures interests may, from time  to time, be illiquid.  Most United States futures exchanges limit  fluctuations in certain futures interest prices  during  a

single   day   by  regulations  referred  to  as   "daily   price

fluctuations  limits"  or  "daily  limits".   Pursuant  to   such

regulations,  during  a  single trading  day  no  trades  may  be executed  at prices beyond the daily limit.  If the price  for  a particular  futures  interest has increased or  decreased  by  an amount  equal  to  the  daily limit, positions  in  such  futures interest  can neither be taken nor liquidated unless traders  are

willing  to  effect  trades  at or  within  the  limit.   Futures

interests  prices  have occasionally moved the  daily  limit  for several consecutive days with little or no trading.  Such  market

conditions   could   prevent   the  Partnership   from   promptly

liquidating  its futures interests and result in restrictions  on redemptions.

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



Capital  Resources. The Partnership does not have,  nor  does  it expect to have, any capital assets.  Future redemptions of  Units of  Limited  Partnership  Interest ("Unit(s)")  will  affect  the amount of funds available for investment in futures interests  in subsequent periods.  Since they are at the discretion of  Limited

Partners,  it  is  not  possible  to  estimate  the  amount   and

therefore, the impact of future redemptions.



Results of Operations

For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total  trading losses net of interest income and change in  value of  the yield pool of $805,275 and posted a decrease in Net Asset

Value  per  Unit.  The most significant losses  were  experienced during  February  in the fixed income component of  the  balanced portfolio  from  long  U.S. interest rate  futures  positions  as prices dropped in reaction to Federal Reserve Chairman Alan

Greenspan's warnings in Congressional testimony late in  February that  a strong economy could reignite inflation.  Fears that  the

Federal  Reserve  eventually could boost  target  interest  rates

pushed  down domestic bond prices and forced yields  higher.   In

the livestock markets, losses were recorded in January from short positions  in  hog and cattle futures as prices in  both  markets moved  sharply higher on concerns that winter storms  would  hurt supplies,  on  reports  of an increase in demand  and  plans  for

government  aid  programs to help struggling  farmers.   In  soft

commodities,  losses  were experienced during  March  from  short cotton  futures  positions as prices increased to  their  highest level  since  mid-December on technically  motivated  speculative buying  and  rumors that an influential merchant  turned  bullish early in March.  In the metals markets, losses were recorded from short  copper  futures  positions as prices  moved  significantly higher  in  late March in response to a decline in LME  warehouse stocks  and  evidence that Japanese consumption  has  stabilized.

These losses were partially offset by gains recorded in the stock index  component during January and March from long S&P 500 Index futures positions as domestic equity prices increased in reaction to  Wall Street reaching a major milestone during March,  as  the

Dow  Jones  Industrial Average hit 10,000  for  the  first  time.

Overall,  stock  prices  were  boosted  by  widespread  favorable sentiment  towards the U.S. economy and robust trading  momentum.

In  the  currency  markets,  gains  were  recorded  throughout  a majority of the quarter from short euro positions as the value of the U.S. dollar hit new highs during March versus the European common  currency  on the strength of the U.S.  economy,  concerns pertaining to the economic health of Europe and Japan and growing

uncertainty  about  the military action in  Yugoslavia.   In  the

energy  markets,  gains  were recorded  during  March  from  long

positions   in  crude  and  gas  oil  futures  as  prices   moved

significantly higher due largely to the news that both  OPEC  and non-OPEC  countries had reached an agreement to cut total  output by  approximately two million barrels a day beginning April  1st.

In  the  agricultural  markets, smaller gains  were  recorded  in

January and February from short soybean oil futures positions  as prices  declined to 23-year lows in reaction to a  healthy  South

American  crop outlook, weak world demand and fears  that  Brazil will  flood  the  market  in an effort to  support  their  ailing

economy.   Total  expenses for the three months ended  March  31,

1999  were  $681,190  resulting in a  net  loss  before  minority interest  of $1,486,465.  The minority interest in such loss  was

$35,121,  resulting  in  a  net  loss  of  $1,451,344   for   the

Partnership.   The  value of a Unit decreased from  $1,887.62  at

December 31, 1998 to $1,874.90 at March 31, 1999.



For the Quarter Ended March 31, 1998

For  the  quarter ended March 31, 1998, the Partnership  recorded total  trading revenues, including interest income and change  in value  of the Yield Pool of $3,318,068 and posted an increase  in

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

February.   In the bond portion of the balanced portfolio,  small

gains   were  recorded  from  long  U.S.  Treasury  note  futures

positions as prices finished the quarter slightly higher.   These

gains  were  partially  offset by losses experienced  from  short cotton  futures  as  cotton prices increased during  March  after

moving  lower  previously.   Smaller  losses  were  recorded   in

currencies as the value of the Japanese yen moved in a short-term volatile  pattern during February.  Total expenses for the  three months ended March 31, 1998 were $746,491 resulting in net income before minority interest of $2,571,577. The minority interest  in such income was $53,080 resulting in net income of $2,518,497 for the Partnership.  The value of a Unit increased from $1,707.59 at

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

                                     the  Partnership.  All  U.S.

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


Risks  Associated  With  the Euro.  On January  1,  1999,  eleven countries  in  the  European Union established  fixed  conversion rates on their existing sovereign currencies and converted  to  a

common   single  currency  (the  "euro").  During  a   three-year

transition  period,  the sovereign currencies  will  continue  to exist but only as a fixed denomination of the euro. Conversion to the euro prevents the Trading Manager from trading in certain currencies  and thereby limits its ability to take  advantage  of potential market opportunities that might otherwise have  existed had  separate  currencies been available  to  trade.  This  could adversely affect the performance results of the Partnership.



Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

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

The  Partnership's  total market risk is  influenced  by  a  wide variety  of factors, including the diversification effects  among the Partnership's existing open positions, the volatility present

within  the  market(s), and the liquidity of the  market(s).   At

varying  times,  each of these factors may act to  exacerbate  or mute the market risk associated with the Partnership.



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

Litigation  Reform Act of 1995 (set forth in Section 27A  of  the

Securities Act of 1933 and Section 21E of the Securities Exchange

Act of 1934).  All
quantitative disclosures in this section are deemed to be forward-

looking  statements for purposes of the safe harbor,  except  for statements of historical fact.



The Partnership accounts for open positions on the basis of mark-

to-market accounting principles.  As such, any loss in  the  fair value  of  the Partnership's open positions is directly reflected in  the  Partnership's earnings, whether realized or  unrealized,

and  the  Partnership's cash flow, as profits and losses on  open positions of exchange-traded futures interests are settled  daily through variation margin.



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



The Partnership's Value at Risk in Different Market Sectors


The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total net  assets by  market category as of March 31, 1999.  As of March 31,  1999,

the  Partnership's  total capitalization  was  approximately  $50 million.

     Primary Market             March 31, 1999
     Risk Category              Value at Risk

     Interest Rate                 (0.61)%

     Currency                      (0.25)

     Equity                        (0.81)

      Commodity                         (0.16)

      Aggregate Value at Risk      (1.06)%


Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR  of  the  Partnership's  open

positions   at   March  31,  1999  only  and  is  not   necessarily

representative  of  either  the  historic  or  future  risk  of  an investment in the Partnership.  As the Partnership's sole  business is  the  speculative  trading of primarily futures  interests,  the

composition  of  its  portfolio  of  open  positions   can   change

significantly  over any given time period or even within  a  single

trading  day.   Such  changes  in open positions  could  materially

impact  market  risk  as  measured  by  VaR  either  positively  or negatively.



The  table below supplements the quarter-end VaR by presenting  the

Partnership's  high, low and average VaR as a percentage  of  total net
assets for the four quarterly reporting periods from April 1,  1998 through March 31, 1999.



Primary Market Risk Category        High       Low     Average

Interest Rate                      (0.81)%   (0.33)%   (0.63)%

Currency                           (0.25)    (0.10)    (0.19)

Equity                             (1.34)    (0.50)    (0.81)

Commodity                          (0.16)    (0.10)    (0.14)

Aggregate Value at Risk            (1.27)%   (0.97)%   (1.08)%

Limitations on Value at Risk as an Assessment of Market Risk


The  face  value  of  the  market sector instruments  held  by  the

Partnership is typically many times the applicable margin  require-

ments,  as such margin requirements generally range between 2%  and

15%  of  contract  face value.  Additionally, due  to  the  use  of leverage, the face value of the market sector instruments  held  by the Partnership is typically many times the total capitalization of the Partnership.  The financial magnitude of the Partnership's open

positions thus creates a      "risk of ruin" not typically found in

other  investment  vehicles.   Due to  the  relative  size  of  the

positions held, certain market conditions may cause the Partnership to  incur losses greatly in excess of VaR within a short period  of time.  The foregoing VaR tables, as well as the past performance of the  Partnership, gives no indication of such "risk  of  ruin".  In addition, VaR risk measures should be interpreted in light  of  the

methodology's  limitations,  which  include  the  following:   past

changes
in  market  risk factors will not always yield accurate predictions of  the  distributions and correlations of future market movements;

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



The  foregoing  VaR tables present the results of the Partnership's

VaR  for each of the Partnership's market risk exposures and on  an aggregate  basis  at March 31, 1999 and for the  end  of  the  four quarterly  reporting periods from April 1, 1998 through  March  31,

1999.   Since  VaR is based on historical data, VaR should  not  be

viewed   as   predictive  of  the  Partnership's  future  financial

performance or its ability to manage and monitor risk and there can

be  no  assurance  that  the  Partnership's  actual  losses  on   a

particular  day will not exceed the VaR amounts indicated  or  that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership  has non-trading market risk on its  foreign  cash balances not needed for margin.  However, such balances, as well as

any   market   risk  they  may  represent,  are  immaterial.    The

Partnership
also  maintains  a  portion (approximately 14%)  of  its  available assets in cash at DWR.  A decline in short-term interest rates will result  in  a decline in the Partnership's cash management  income.

This cash flow risk is not considered material.



The  Partnership also has non-trading risk on the Zero-Coupon  U.S.

Treasury  Securities  it hold to support the guaranteed  Net  Asset

Value  per  Unit at the Guaranteed Redemption Date  of  August  31,

2003.  The  fair value of these securities is subject  to  interest rate risk.



For  non-trading  securities, the Partnership measures  its  market

risk   using   sensitivity  analysis.   The  sensitivity   analysis

estimates   the  potential  change  in  fair  value  based   on   a

hypothetical  10% change in interest rates.  Based on  the  current valuation  of  the  Zero-Coupon U.S. Treasury  Securities,  such  a change  in interest rates will cause an approximately 1.86% decline in their fair value.  Such a change will not have a material effect on the Net Asset Value per Unit.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of March 31, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.

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

United   States  and  the  other  G-7  countries.    However,   the

Partnership also takes futures positions in the government debt  of smaller  nations  - e.g. Australia and Spain.  Demeter  anticipates that G-7 interest rates will remain the primary market exposure  of

the  Partnership  for  the  foreseeable  future.   The  changes  in

interest  rates  which have the most effect on the Partnership  are changes in long-term, as opposed to short-term, rates.  Most of the speculative future positions held by the Partnership are in medium-

to-long term instruments.  Consequently, even a material change  in short-term  rates would have little effect on the Partnership  were the medium-to-long term rates to remain steady.

     Currency.   The Partnership's currency exposure is to exchange

rate   fluctuations,  primarily  fluctuations  which  disrupt   the

historical  pricing relationships between different currencies  and currency pairs.  These fluctuations are influenced by interest rate

changes as well as political and general economic conditions.   The

Partnership trades in a large number of currencies, including cross-

rates - i.e., positions between two currencies other than the U.S.

dollar.   However, the Partnership's major exposures have typically

been   in   the  dollar/euro,  dollar/Swiss  franc  and  dollar/yen

positions.   Demeter does not anticipate that the risk  profile  of

the  Partnership's currency sector will change significantly in the future,  although  it  is difficult at this point  to  predict  the effect  of  the  introduction of the Euro on the Trading  Manager's currency trading strategies.

      Equity.    The  Partnership's primary equity exposure  is  to

equity  price  risk in the G-7 countries.  The stock index  futures traded  by the Partnership are by law limited to futures on broadly

based  indices.   As  of March 31, 1999, the Partnership's  primary

exposures  were  in the S&P 500 and Nikkei (Japan)  stock  indices.

Demeter  anticipates  little,  if any,  trading  in  non-G-7  stock

indices.   The  Partnership is primarily exposed  to  the  risk  of

adverse  price trends or static markets in the major U.s., European and Japanese indices.  (Static markets would not cause major market changes  but would make it difficult for the Partnership  to  avoid being "whipsawed" into numerous small losses).

     Commodity.

          Metals.      The  Partnership's  primary  metals   market

exposure  is  to fluctuations in the price of base metals  such  as nickel.

      Soft  Commodities  and Agriculturals.      The  Partnership's

primary  commodities exposure is to fluctuations in  the  price  of soft  commodities  and  agriculturals,  which  are  often  directly affected  by severe or unexpected weather conditions.  Corn,  wheat and  sugar  accounted for the substantial bulk of the Partnership's commodities
exposure as of March 31, 1999.  The Partnership has market exposure to  live  cattle and lean hogs.  However, Demeter anticipates  that the  Trading Manager will maintain an emphasis on corn, wheat,  and sugar, in which the Partnership has historically taken it's largest positions.

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



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  were  the only non-trading risk  exposures  of  the

Partnership as of March 31, 1999:



Foreign  Currency  Balances.   The  Partnership's  primary  foreign

currency  balances  are in euros, Swiss francs, Mexican  pesos  and

Singapore  dollars.  The Partnership controls the non-trading  risk of  these balances by regularly converting these balances back into

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



Demeter  monitors  and controls the risk of the Partnership's  non-

trading instruments, cash and Zero-Coupon U.S. Treasury Securities,

which  are  the only Partnership investments directed  by  Demeter,

rather than the Trading Manager.

                   PART II.  OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in Item 3. of the Partnership's  1998 Form 10-K:



On  April  12,  1999,  the  defendants  filed  a  motion  in  the

California  action to oppose certification by the  court  of  the class in the California litigation.



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




                             Dean Witter Principal Plus
                              Fund L.P. (Registrant)

                             By: Demeter Management Corporation
                                (General Partner)

May 17, 1999                 By: /s/  Lewis A. Raibley, III
                                      Lewis a. Raibley, III
                                         Director    and    Chief
Financial                                         Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.