Form 10-Q
period 1999-06-30
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 1999-08-16
CIK 854915

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1999 or

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

                         June 30, 1999


PART I. FINANCIAL INFORMATION
   Item 1.  Consolidated Financial Statements

     Consolidated Statements of Financial Condition
     June 30, 1999 (Unaudited) and December 31, 1998............2

     Consolidated Statements of Operations for the
     Quarters Ended June 30, 1999 and 1998 (Unaudited).........3
     Consolidated Statements of Operations for the Six
     Months Ended June 30, 1999 and 1998 (Unaudited)............4

     Consolidated Statements of Changes in Partners'
     Capital for the Six Months Ended June 30, 1999 and
     1998 (Unaudited).......................................... 5

     Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 1999 and 1998
     (Unaudited)................................................6

     Notes to Consolidated Financial Statements
     (Unaudited).............................................7-12

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations..................................... 13-22

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk...............................22-34

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings................................  35

            Item  6.  Exhibits  and Reports on  Form  8-K........
            .......... 35





                 PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
              DEAN WITTER PRINCIPAL PLUS FUND L.P.
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                      June 30,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                             8,451,639       9,270,594
    Net    unrealized    gain   on   open   contracts     325,173
1,200,707
       Net      option      premiums                    (180,000)
-
      Total Trading Equity        8,596,812      10,471,301

Investment  in  Zero-Coupon U.S. Treasury  Securities  41,391,993
41,602,754
Unrealized gain (loss) on Zero-Coupon U.S.
   Treasury Securities             (172,656)      1,952,744
Interest receivable (DWR)           27,504                 34,344
                                     Total   Assets    49,843,653
54,061,143

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
 Redemptions payable                842,497         956,163
 Accrued administrative expenses    181,552         156,280
 Accrued brokerage fees (DWR)       166,116         173,174
 Accrued management fees             41,529          43,293
 Incentive fee payable              -               147,477
      Total Liabilities           1,231,694       1,476,387

Minority Interest                   266,603         320,591

Partners' Capital
 Limited Partners (25,517.376 and
        26,345.343 Units, respectively)47,768,777   51,660,212
  General  Partner  (308 Units)         576,579           603,953
Total Partners' Capital          48,345,356      52,264,165

  Total  Liabilities and Partners' Capital  49,843,653      54,06
1,143
Total Partners' Capital          48,345,356      52,264,165
Less: Unrealized gain on Zero-Coupon
 U.S. Treasury Securities            -              1,952,744
NET ASSETS PER LIMITED PARTNERSHIP
 AGREEMENT                        48,345,356       50,311,421

NET ASSET VALUE PER UNIT            1,872.01        1,887.62

          The accompanying notes are an integral part of these consolidated financial statements.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
             CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
                                 For the Quarters Ended June 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                           717    1,057,953
    Net change in unrealized        70,575    (1,356,321)
      Total Trading Results         71,292      (298,368)

    Interest Income                668,086      726,433
       Change    in    value   of   Yield   Pool      (1,013,163)
419,541
      Total Revenues               (273,785)      847,606

EXPENSES

    Brokerage fees (DWR)           499,309      530,072
    Management fees                124,827      132,518
    Transaction fees and costs      24,357       21,466
    Administrative expenses         13,000       24,000
    Incentive fees                 -             (6,068)
      Total Expenses               661,493       701,988

INCOME (LOSS) BEFORE MINORITY INTEREST(935,278)          145,618

Minority interest in loss           18,867       27,713

NET INCOME (LOSS)                  (916,411)    173,331

NET INCOME (LOSS) ALLOCATION
    Limited Partners               (905,669)    169,725
                           General                        Partner
(10,742)                                          3,606
NET INCOME (LOSS)                  (916,411)    173,331
Less:  Net change in unrealized gain
    on    Zero-Coupon   U.S.   Treasury   Securities    (840,507)
333,688

NET LOSS ALLOCATED TO PARTNERS
     FOR    TAX    AND    NET    ASSET   VALUATION       (75,904)
(160,357)

Net Loss Allocation for Tax and Net Asset
 Valuation
    Limited Partners                (74,999)   (156,098)
                           General                        Partner
(905)                                       (4,259)

Net Loss Per Unit for Tax and Net Asset
  Valuation
    Limited Partners                  (2.89)     (5.44)
                           General                        Partner
(2.89)                                           (5.44)

          The accompanying notes are an integral part of these consolidated financial statements.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
             CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
                                For the Six Months Ended June 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       586,990    2,829,720
    Net change in unrealized       (875,534)    (672,212)

      Total Trading Results        (288,544)  2,157,508

    Interest Income              1,334,884      1,464,046
       Change    in    value    of   Yield   Pool     (2,125,400)
544,120

      Total Revenues             (1,079,060)   4,165,674

EXPENSES

    Brokerage fees (DWR)         1,005,217    1,081,963
    Management fees                251,304      270,491
    Transaction fees and costs      49,162       49,025
    Administrative expenses         37,000         47,000
                                                Total    Expenses
1,342,683                                     1,448,479
INCOME   (LOSS)  BEFORE  MINORITY  INTEREST(2,421,743)          2
,717,195

Minority     interest    in    (income)    loss            53,988
(25,367)

NET INCOME (LOSS)                (2,367,755)   2,691,828

NET INCOME (LOSS) ALLOCATION
    Limited Partners             (2,340,381)  2,624,622
    General Partner                 (27,374)     67,206

NET INCOME (LOSS)                (2,367,755)  2,691,828
Less:  Net change in unrealized gain
    on   Zero-Coupon   U.S.   Treasury   Securities   (1,952,744)
333,688

NET INCOME (LOSS) ALLOCATED TO PARTNERS
     FOR    TAX    AND   NET   ASSET   VALUATION        (415,011)
2,358,140

Net Income (Loss) Allocation for Tax and Net Asset
 Valuation
    Limited Partners               (410,187)  2,298,799
                           General                        Partner
(4,824)                                          59,341

Net Income (Loss) Per Unit for Tax and Net Asset
  Valuation
    Limited Partners                 (15.61)     75.78
                           General                        Partner
(15.61)                                          75.78

          The accompanying notes are an integral part of these consolidated financial statements.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
    CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
    December   31,   1997      31,006.237             $51,607,436
$1,338,426                       $52,945,862

Net     Income                 -                        2,624,622
67,206                            2,691,828
Redemptions                (2,758.389)                (4,927,517)
-                                  (4,927,517)

Partners' Capital,
    June   30,   1998          28,247.848             $49,304,541
$1,405,632                       $50,710,173





Partners' Capital,
    December   31,   1998     26,653.343              $51,660,212
$603,953                         $52,264,165

Net     Loss                    -                     (2,340,381)
(27,374)                         (2,367,755)

Redemptions                 (827.967)                 (1,551,054)
-                                     (1,551,054)

Partners' Capital,
   June   30,   1999          25,825.376              $47,768,777
$576,579                         $48,345,356









           The accompanying notes are an integral part of these consolidated financial statements.


              DEAN WITTER PRINCIPAL PLUS FUND L.P.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net  income  (loss)                 (2,367,755)              2
,691,828
 Noncash item included in net income (loss):
    Net change in unrealized        875,534              672,212
     Change  in  value  of yield  pool  2,125,400               (
333,688)

 (Increase) decrease in operating assets:
      Net  option  premiums              180,000                (
719,950)
    Investment in Zero-Coupon U.S.
         Treasury   Securities           210,761                1
,429,279
    Interest receivable (DWR)         6,840              909

 Increase (decrease) in operating liabilities:
    Accrued administrative expenses  25,272              47,000
    Accrued brokerage fees (DWR)      (7,058)            (4,266)
    Accrued management fee            (1,764)            (1,066)
         Incentive      fee      payable                (147,477)
-
   Net   cash   provided   by  operating  activities      899,753
3,782,258

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase  (decrease)  in  redemptions  payable(113,666)      1
,479,945
 Increase (decrease) in minority interest(53,988)        25,367
      Redemptions      of      units                  (1,551,054)
(4,927,517)

   Net   cash   used   for   financing  activities    (1,718,708)
(3,422,205)


 Net increase (decrease) in cash    (818,955)            360,053

     Balance     at     beginning    of    period       9,270,594
8,956,497

     Balance     at     end    of    period             8,451,639
9,316,550



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

Report on Form 10-K.

1. Organization

Dean  Witter  Principal Plus Fund L.P. is a  limited  partnership organized  to  engage  primarily in the  speculative  trading  of futures  contracts,  options on futures  contracts  and  physical commodities,  forward  contracts, and other  commodity  interests

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



2. Revenue Recognition

The yield pool is valued at cost plus accreted interest with the

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




accumulated  unrealized  gain on the  Zero-Coupon  U.S.  Treasury

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

Net  Income  (Loss) in accordance with the terms of  the  Limited

Partnership  Agreement.   Prior year  financials  have  been  re-

formatted to conform to current year presentation.  For  the  six months  ended  June 30, 1999, $1,149,777 of interest  income  has been  accreted on the Yield Pool.  At June 30, 1999, the cost  of

the   Yield  Pool  was  $34,196,069  and  the  accreted  interest receivable thereon was $7,195,924.  The market value of the Yield

Pool on June 30, 1999 is approximately $41,219,337.



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

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




4.  Financial Instruments

The  Partnership  trades futures contracts,  options  on  futures contracts and physical commodities, forward contracts, and  other commodity  interests.  Futures and forwards  represent  contracts for  delayed  delivery of an instrument at a specified  date  and

price.   Risk arises from changes in the value of these contracts

and  the  potential inability of counterparties to perform  under the terms of the contracts.  There are numerous factors which may significantly  influence  the market value  of  these  contracts,

including interest rate volatility.



In  June  1998, the Financial Accounting Standards  Board  issued

Statement  of  Financial Accounting Standard  ("SFAS")  No.  133,

"Accounting  for  Derivative Instruments and Hedging  Activities"

effective  for fiscal years beginning after June 15,  1999.   The

Partnership  elected  to adopt the provisions  of  SFAS  No.  133 beginning  with  the  fiscal year that ended December  31,  1998.

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

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Consolidated Statements of Financial Condition  and  totaled

$325,173  and $1,200,707 at June 30, 1999 and December 31,  1998,

respectively.



Of the $325,173 net unrealized gain on open contracts at June 30,

1999,  $353,057 related to exchange-traded futures  and  futures-

styled  options contracts and $(27,884) related to  off-exchange-

traded forward currency contracts.



Of  the  $1,200,707  net unrealized gain  on  open  contracts  at

December 31, 1998, $1,247,930 related to exchange-traded  futures and futures-styled options contracts and $(47,223) related to off-

exchange-traded forward currency contracts.



Exchange-traded futures and futures-styled options contracts held by  the Partnership at June 30, 1999 and December 31, 1998 mature through December 1999 and March 1999, respectively. Off-exchange-

traded forward currency contracts held by the Partnership at June

30,  1999 and December 31, 1998 mature through September 1999 and

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

$8,804,696  and  $10,518,524 at June 30, 1999  and  December  31,

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



Results of Operations

For the Quarter and Six Months Ended June 30, 1999

For  the quarter ended June 30, 1999, the Partnership recorded  a total  loss before expenses of $273,785 and posted a decrease  in

Net  Asset Value per Unit. Positive trading results and  interest income  combined  were more than offset by a negative  $1,013,163 change  in  the  Value of the Yield Pool.  The  most  significant trading gains were recorded in the stock index component  of  the balanced  portfolio from long S&P 500 Index futures positions  as the  S&P  500  Index reached record highs during early  April  in response to an interest rate cut by the European Central Bank aimed at boosting their region's economy and again during late

June  as  investors  sensed that Wall  Street's  fears  that  the

Federal  Reserve would launch a big rise in interest  rates  were

over-blown.   In  soft  commodities, gains were  recorded  during

April from short sugar futures positions as prices fell to a  new

13-year  low in anticipation of a huge sugar crop amid  declining demand  and  an already large global surplus.  These  gains  were partially offset by losses recorded in the metals markets  during

May  from  long  positions in nickel and copper futures  as  base metal  prices  fell  amid  a technical  sell-off  and  as  market participants ran out of patience waiting for production cuts that

were   widely  expected  but  weren't  delivered.  During   June,

additional losses were incurred in this market complex from short positions in copper futures as prices increased due to a drop  in

warehouse  stocks.   In the fixed income component,  losses  were

experienced  during  April and May from long  positions  in  U.S.

Treasury note futures as prices dropped sharply in reaction to  a

higher-than-expected  rise  in  the  Consumer  Price  Index   and

comments   by  Federal  Reserve  Chairman  Alan  Greenspan   that

continued  economic  expansion in the  U.S.  without  significant signs  of  inflation  is unlikely.  In the agricultural  markets,

losses  were recorded from long corn futures positions as  prices regressed early in April in reaction to reports by the USDA  that the expected corn surplus will be one of the biggest in years and from  declining demand from Asian markets.  Later in  April  corn prices  fell  due  to aggressive selling by commodity  investment funds amid technical factors and on reports of favorable planting conditions. Total expenses for the three months ended June 30,

1999  were  $661,493,  resulting in a net  loss  before  minority interest  of  $935,278.  The minority interest in such  loss  was

$18,867, resulting in a net loss of $916,411 for the Partnership.

The value of a Unit decreased from $1,874.90 at March 31, 1999 to

$1,872.01  at June 30, 1999.



For  the six months ended June 30, 1999, the Partnership recorded total  trading losses net of interest income and change in  value of  the  yield  pool of $1,079,060 and posted a decrease  in  Net

Asset  Value per Unit.  The most significant trading losses  were experienced  during February, April and May in the  fixed  income component of the balanced portfolio from long U.S. interest  rate futures  positions  as  prices dropped  in  reaction  to  Federal

Reserve  Chairman  Alan  Greenspan's  warnings  in  Congressional testimony  in late February that a strong economy could  reignite inflation.  Fears that the Federal Reserve could eventually boost target interest rates pushed down domestic bond prices and forced yields  higher.  Reactions to a higher-than-expected rise in  the

Consumer  Price  Index and comments by Federal  Reserve  Chairman

Alan  Greenspan  that continued economic expansion  in  the  U.S.

without  significant  signs of inflation also  forced  U.S.  bond prices  lower.  In the metals markets, losses were recorded  from short  copper  futures  positions as prices  moved  significantly higher in late March in response to a decline in warehouse stocks

and   evidence   that   Japanese  consumption   has   stabilized.

Additional losses were experienced during May from long positions in nickel and copper futures as base metal prices fell amid a technical sell-off and during June from short positions in copper futures  as  prices increased due to a drop in warehouse  stocks.

These losses were partially offset by gains recorded in the stock index  component during January and March from long S&P 500 Index futures positions as domestic equity prices increased in reaction to  Wall Street reaching a major milestone during March,  as  the

Dow  Jones  Industrial Average hit 10,000  for  the  first  time.

During  early April, additional profits were recorded as the  S&P

500  Index  reached record highs in response to an interest  rate cut by the European Central Bank aimed at boosting their region's economy,  strong sales at domestic retailers and  optimism  about earnings  from financial services companies.  During  late  June,

domestic  stocks received another boost as investors sensed  that

Wall  Street's fears that the Federal Reserve would launch a  big rise  in  interest rates were over-blown.  In the energy markets,

gains were recorded during March from long positions in crude and gas  oil futures as prices moved significantly higher due largely to  the news that both OPEC and non-OPEC countries had reached an agreement  to  cut  total  output by  approximately  two  million barrels  a  day beginning April 1st. Total expenses for  the  six months  ended June 30, 1999 were $1,342,683, resulting in  a  net

loss  before  minority  interest  of  $2,421,743.   The  minority

interest  in  such loss was $53,988, resulting in a net  loss  of

$2,367,755  for  the Partnership.  The value of a Unit  decreased from  $1,887.62  at December 31, 1998 to $1,872.01  at  June  30,

1999.

For the Quarter and Six Months Ended June 30, 1998

For  the  quarter  ended June 30, 1998, the Partnership  recorded total revenues consisting of trading losses, interest income  and change  in  value  of  the  Yield Pool  of  $847,606  and,  after

expenses,  posted a decrease in Net Asset Value  per  Unit.   The

most  significant net trading losses were recorded in the managed futures  component of the balanced portfolio from long  positions in Australian bond futures as prices moved lower during April and

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

30, 1998 were $701,988, resulting in a net income before minority interest  of $145,618.  The minority interest in such income  was

$27,713,
resulting  in  a  net income of $173,331 for the Partnership.  In accordance with the Limited Partnership Agreement, the Unrealized

Gain of $333,688 on the Zero-Coupon U.S. Treasury Securities held in  the  Yield Pool was not included in the Net Asset  Value  per

Unit, therefore, the value of a Unit decreased from $1,788.81  at

March 31, 1998 to $1,783.37 at June 30, 1998.



For  the six months ended June 30, 1998, the Partnership recorded total  trading revenues including interest income and  change  in value  of the Yield Pool of $4,165,674 and posted an increase  in

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

Treasury note futures positions as prices finished the first half of  the  year  slightly higher.  A portion of  the  Partnership's overall gains for the first half of the year was offset by losses experienced  in  the managed futures component  of  the  balanced portfolio from long positions in Australian bond futures as
prices  moved  lower  during April and June.   Losses  were  also

experienced  in the currency markets from crossrate  transactions involving  the  Japanese yen relative to  the  Australian  dollar during  April  and June.  Smaller currency losses  were  recorded from  short Singapore dollar positions as its value moved  higher relative to the U.S. dollar during June.  Total expenses for  the six  months ended June 30, 1998 were $1,448,479, resulting in net

income  before  minority  interest of $2,717,195.   The  minority

interest in such income was $25,367, resulting in a net income of

$2,691,828  for  the Partnership.  The value of a Unit  increased from  $1,707.59  at December 31, 1997 to $1,783.37  at  June  30,

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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of June 30, 1999.  As of June 30, 1999, the

Partnership's total capitalization was approximately $48 million.

     Primary Market             June 30, 1999
     Risk Category              Value at Risk

     Equity                        (0.16)%

     Interest Rate                (0.42)

     Currency                      (0.28)

     Commodity                     (0.14)

     Aggregate Value at Risk       (0.55)%



Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.



The  table  above  represents the VaR  of  the  Partnership's  open

positions   at   June  30,  1999  only  and  is   not   necessarily

representative  of  either  the  historic  or  future  risk  of  an investment in the Partnership.  As the Partnership's sole  business is  the  speculative  trading of primarily futures  interests,  the

composition  of  its  portfolio  of  open  positions   can   change

significantly  over any given time period or even within  a  single

trading  day.   Such  changes  in open positions  could  materially

impact  market  risk  as  measured  by  VaR  either  positively  or negatively.



The  table below supplements the quarter-end VaR by presenting  the

Partnership's  high, low and average VaR as a percentage  of  total

Net  Assets for the four quarterly reporting periods from  July  1,

1998 through June 30, 1999.

Primary Market Risk Category        High       Low     Average

Equity                             (1.34)%    (0.16)%  (0.73)%

Interest Rate                      (0.81)     (0.33)   (0.54)

Currency                           (0.28)     (0.14)   (0.23)

Commodity                          (0.16)     (0.10)   (0.14)

Aggregate Value at Risk            (1.27)%    (0.55)%  (0.98)%

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



The  foregoing  VaR tables present the results of the Partnership's

VaR  for each of the Partnership's market risk exposures and on  an aggregate  basis  at  June 30, 1999 and for the  end  of  the  four quarterly  reporting  periods from July 1, 1998  through  June  30,

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

Partnership  also maintains a portion (approximately  13%)  of  its available assets in cash at DWR.  A decline in short-term  interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.



The  Partnership also has non-trading risk on the Zero-Coupon  U.S.

Treasury Securities it hold to support the guaranteed Net Asset

Value  per  Unit at the Guaranteed Redemption Date  of  August  31,

2003.  The  fair value of these securities is subject  to  interest rate risk.



For  non-trading  securities, the Partnership measures  its  market

risk   using   sensitivity  analysis.   The  sensitivity   analysis

estimates   the  potential  change  in  fair  value  based   on   a

hypothetical  10% change in interest rates.  Based on  the  current valuation  of  the  Zero-Coupon U.S. Treasury  Securities,  such  a change  in interest rates will cause an approximately 2.39% decline in their fair value.  Such a change will not have a material effect on the Net Asset Value per Unit.



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



The  following  were the primary trading risk  exposures  of  the

Partnership  as of June 30, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



     Equity.   The primary market exposure in the Partnership  is

in  the  stock index sector.  The primary equity exposure  is  to equity  price risk in the G-7 countries.  The stock index futures traded  by  the  Partnership are by law  limited  to  futures  on broadly  based  indices.  As of June 30, 1999, the  Partnership's primary  exposures were in the S&P 500 (U.S.) and Nikkei  (Japan)

stock indices.  The Partnership is primarily exposed to the  risk of  adverse  price  trends  or static markets  in  the  U.S.  and

Japanese  indices.  (Static markets would not cause major  market changes but would make it difficult for the Partnership to  avoid being "whipsawed" into numerous small losses).

     Interest  Rate.   The  second largest market  exposure  this

quarter  is  in the interest rate complex.  Exposure  was  spread across  the  U.S.,  European, Japanese,  Spanish  and  Australian

interest  rate sectors.  Interest rate movements directly  affect the  price  of the sovereign bond futures positions held  by  the

Partnership  and indirectly affect the value of its  stock  index and  currency positions.  Interest rate movements in one  country as  well  as  relative interest rate movements between  countries

materially   impact   the   Partnership's   profitability.    The

Partnership's  primary  interest rate exposure  is  generally  to interest rate fluctuations in the United States and the other G-7 countries.  However, the Partnership also takes futures positions in  the  government debt of smaller nations - e.g. Australia  and

Spain.   Demeter  anticipates that G-7  and  Australian  interest

rates  will  remain  the primary interest rate  exposure  of  the

Partnership for the foreseeable future.  The changes in  interest rates, which have the most effect on the Partnership, are changes

in  long-term,  as  opposed to short-term, rates.   Most  of  the

speculative  futures  positions held by the  Partnership  are  in medium-to-long term instruments.  Consequently, even  a  material change  in  short-term  rates would have  little  effect  on  the

Partnership, were the medium-to-long term rates to remain steady.



     Currency. The Partnership's currency exposure is to exchange rate  fluctuations,  primarily  fluctuations  which  disrupt  the historical pricing relationships between different currencies and currency  pairs.  Interest rate changes as well as political  and general economic conditions influence these fluctuations.  The

Partnership  trades  in  a large number of currencies,  including cross-rates - i.e., positions between two currencies  other  than

the   U.S.   dollar.   For  the  second  quarter  of  1999,   the

Partnership's  major exposures were in the euro currency  crosses and  outright U.S. dollar positions.  (Outright positions consist of  the U.S. dollar vs. other currencies.  These other currencies

include  the  major  and  minor currencies).   Demeter  does  not

anticipate  that  the risk profile of the Partnership's  currency

sector  will  change significantly in the future.   The  currency

trading VaR figure includes foreign margin amounts converted into

U.S.  dollars  with  an  incremental adjustment  to  reflect  the exchange  rate  risk inherent to the dollar-based Partnership  in expressing VaR in a functional currency other than dollars.



     Commodity.

     Soft  Commodities and Agriculturals. On June 30,  1999,  the

Partnership  had a reasonable amount of exposure in  the  markets that comprise these sectors.  Most of the exposure, however,  was

in  the  sugar,  corn  and soybean markets.   Supply  and  demand

inequalities,  severe weather disruption and market  expectations affect price movements in these markets.

     Energy.  On June 30, 1999, the Partnership's energy exposure was  shared  by  futures contracts in the  oil  and  natural  gas

markets.   Price movements in these markets result from political

developments  in  the  Middle East, weather patterns,  and  other economic  fundamentals.  As oil prices have  broken  out  of  low price  ranges  achieved in 1998, it is possible  that  volatility will  increase as well.  Significant profits and losses have been

                                                              and

are  expected  to  continue  to be experienced  in  this  market.

Natural gas, also a primary energy market exposure, has exhibited more  volatility than the oil markets on an intra-day  and  daily basis and is expected to continue in this choppy pattern.



     Metals.    The  Partnership's metals market exposure  is  to

fluctuations  in  the  price of base and  precious  metals.   The

Partnership aims to equally weight market exposure in  metals  as

much   as  possible,  however  base  metals,  during  period   of

volatility,  will affect performance more dramatically  than  the

precious  metals  markets.   Demeter anticipates  that  the  base

metals  will  remain the primary metals market  exposure  of  the

Partnership.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 1999:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances are in Mexican pesos, Swiss francs,  Singapore dollars and euros.  The Partnership controls the non-trading risk of  these  balances by regularly converting these  balances  back into dollars upon liquidation of the respective position.



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

                   PART II.  OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's  1998 Form 10-K:



With   respect   to  the  plaintiff's  consolidated   action   in

California, on July 1, 1999, the Superior Court of the  State  of

California, ruling from the bench, denied the plaintiffs'  motion to have their lawsuit certified as a class action, stating, among other  things,  that plaintiffs' lawsuit did not  present  common questions of fact.



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




                             Dean Witter Principal Plus
                              Fund L.P. (Registrant)

                             By: Demeter Management Corporation
                                (General Partner)

August 13, 1999              By: /s/  Lewis A. Raibley, III
                                      Lewis a. Raibley, III
                                         Director    and    Chief
Financial                                         Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.