Form 10-Q
period 1999-09-30
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 1999-11-15
CIK 854915

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1999 or

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

                       September 30, 1999


PART I. FINANCIAL INFORMATION
   Item 1.  Consolidated Financial Statements

     Consolidated Statements of Financial Condition
     September 30, 1999 (Unaudited) and December 31, 1998.......2

     Consolidated Statements of Operations for the
     Quarters Ended September 30, 1999 and 1998 (Unaudited)....3
     Consolidated Statements of Operations for the Nine
     Months Ended September 30, 1999 and 1998 (Unaudited).......4

     Consolidated Statements of Changes in Partners'
     Capital for the Nine Months Ended Sepember 30, 1999 and
     1998 (Unaudited).......................................... 5

     Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 1999 and 1998
     (Unaudited)................................................6

     Notes to Consolidated Financial Statements
     (Unaudited).............................................7-12

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations..................................... 13-23

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk...............................23-35

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings...............................   36

            Item  6.  Exhibits  and Reports on  Form  8-K........
            .......... 36



                 PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   September 30,   December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                             7,371,736       9,270,594
    Net   unrealized   gain   on   open   contracts        45,417
1,200,707


