Form 10-K
period 1999-12-31
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 2000-03-30
CIK 854915

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report  pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For the year ended December 31, 1999 or

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

      Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $42,597,382 at January 31, 2000.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)


              DEAN WITTER PRINCIPAL PLUS FUND L.P.
              INDEX TO ANNUAL REPORT ON FORM 10-K
                       DECEMBER 31, 1999

Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . .  .
 .   . . .                        . . .  1

Part I .

  Item 1. Business. . . . . . . . . . . . . . . . . . . . . . . .
 . . . 2-4

  Item 2. Properties. . . . . . . . . . . . . . . . . . . . . . .
 . . . .  4

   Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . .
 . . . .4-6

   Item 4. Submission of Matters to a Vote of Security Holders  .
 . . . . .                                     6

Part II.
  Item 5. Market for the Registrant's Partnership Units and
          Related Security Holder Matters . . . . . . . . . . . .
 . . .   7

   Item 6. Selected Financial Data . . . . . .. . . . . . . . . .
 . . . .  8

  Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . .   . .
 . . . . .   9-21

   Item   7A.                                        Quantitative
and Qualitative Disclosures About
          Market Risk . . . . . . . . . . . . . . . . . . . . . .
 . .     21-34

   Item 8. Financial Statements and Supplementary Data. . . . . .
 . .  . .   34

  Item 9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . .
 . .. . .   34
Part III.

   Item10.  Directors and Executive Officers of the Registrant  .
 . . . .    35-39

   Item11. Executive Compensation . . . . . . . . . . . . . . . .
 . . . .    39

  Item12. Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . . . . .
 . . . . .  39

  Item13. Certain Relationships and Related Transactions    . . .
 . . . . .  39-40
Part IV.

  Item14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K . . . . . . . . . . . . . . . . . .
 . . . .  41

            DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:


       Documents Incorporated         Part of Form 10-K

     Partnership's Prospectus dated
     November 8, 1995                            I

                                              Annual  Report
     to Dean Witter
                                              Principal Plus
     Fund L.P.
                                                     Limited
     Partners for the year
                                              ended December
     31, 1999                       II, III and IV

                           PART I

Item 1.  BUSINESS

(a)  General Development of Business.  Dean Witter Principal Plus

Fund  L.P.  (the "Partnership") is a Delaware limited partnership organized  to  engage  primarily in the  speculative  trading  of futures,  options on futures contracts and physical  commodities,

forward  contracts, and other commodity interests  (collectively,

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

Trading  Manager  to  the Partnership is RXR Inc.  (the  "Trading

Manager").



The Partnership's Net Asset Value per unit of limited partnership

interest   ("Unit(s)")  at  December  31,  1999,  was  $1,815.50,

representing a decrease of 3.82 percent from the Net Asset  Value per  Unit of $1,887.62 at December 31, 1998.  For a more detailed description of the Partnership's business see subparagraph (c).

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

  Facets of Business

      1.   Summary                    1.   "Summary  of  the
Prospectus"
                                      (Pages 2-14).

     2.  Commodity Markets         2.  "The Futures, Options
and
                                      Forward Markets"
                                      (Pages 51-56).

     3.  Partnership's  Commodity   3.   "Trading  Policies"
(Page
        Trading  Arrangements and        62).  "The  Trading
Advisor"
        Policies                        (Pages 58-62).  "The
Yield
                                      Pool" (Page 63). "The
                                         Trading    Company"
(Pages
                                      63-64).

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

10048.



Item 3.  LEGAL PROCEEDINGS

The  class actions first filed in 1996 in California and  in  New

York  State courts were each dismissed in 1999.  However, in  the

New  York  State  class  action, plaintiffs  appealed  the  trial court's dismissal of their case on March 3, 2000.



On  September  6,  10,  and 20, 1996,  and  on  March  13,  1997,

purported class actions were filed in the Superior Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR,

Demeter,   Dean   Witter  Futures  &  Currency  Management   Inc.

("DWFCM"), MSDW, certain limited partnership commodity  pools  of which  Demeter is the general partner (all such parties  referred to  hereafter  as the "Morgan Stanley Dean Witter  Parties")  and

certain  trading advisors to those pools.  On June 16, 1997,  the plaintiffs  in  the  above actions filed a  consolidated  amended complaint,  alleging,  among other things,  that  the  defendants committed  fraud,  deceit,  negligent misrepresentation,  various violations  of the California Corporations Code, intentional  and

negligent  breach  of  fiduciary  duty,  fraudulent  and   unfair

business practices, unjust enrichment, and conversion in the sale and operation of the various limited partnership commodity pools.

The  complaints  seek  unspecified amounts  of  compensatory  and punitive  damages and other relief.  The court entered  an  order denying class certification on August 24, 1999.  On September 24,

1999,  the  court  entered an order dismissing the  case  without prejudice  on consent. Similar purported class actions were  also filed  on September 18 and 20, 1996, in the Supreme Court of  the

State  of New York, New York County, and on November 14, 1996  in

the  Superior Court of the State of Delaware, New Castle  County,

against  the  Morgan  Stanley  Dean Witter  Parties  and  certain trading  advisors  on behalf of all purchasers  of  interests  in various  limited  partnership commodity  pools  sold  by  DWR.  A consolidated and amended complaint in the action pending  in  the

Supreme  Court of the State of New York was filed on  August  13,

1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale  and  operation of the various limited partnership commodity pools.  The  complaints seek unspecified amounts of  compensatory and  punitive  damages and other relief.  The  New  York  Supreme

Court dismissed the New York action in November 1998, but granted plaintiffs leave to file an amended complaint, which they did  in early  December 1998.  The defendants filed a motion  to  dismiss

the  amended  complaint with prejudice on February 1,  1999.   By

decision  dated  December 21, 1999, the New  York  Supreme  Court dismissed the case with prejudice.



In addition, on December 16, 1997, upon motion of the plaintiffs,

the action pending in the Superior Court of the State of Delaware was voluntarily dismissed without prejudice.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                          PART II

Item  5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS  AND
RELATED                SECURITY HOLDER MATTERS


(a) Market Information

There  is no established public trading market for Units  of  the

Partnership.

(b) Holders

The  number  of  holders  of  Units  at  December  31,  1999  was approximately 2,781.

(c) Distributions

No  distributions  have  been made by the  Partnership  since  it

commenced  operations  on February 14, 1990.   Demeter  has  sole

discretion to decide what distributions, if any, shall be made to investors in the Partnership.  Demeter currently does not  intend to make any distribution of Partnership profits.




Item 6.  SELECTED FINANCIAL DATA (in dollars)


                                    For the Years Ended December 31,
                          1999         1998         1997          1996
1995

Total Revenues
(including interest)     (1,332,776)10,243,111 10,461,123      (677,358)
12,663,471

Net  Income  (Loss)        (3,799,938)7,203,1987,414,966   (3,646,323)
9,397,649

Net Income (Loss)
Per Unit (Limited
&  General Partners)          (72.12)180.03       227.74       (82.41)
238.12


Total Assets             45,768,631    54,061,143   54 ,294,132  54,096,992
42,581,908


Total Limited
Partners' Capital        43,352,75751,660,21251,607,436     50,688,703
39,547,302


Net Asset Value Per
Unit                         1,815.501,887.62   1,707.59      1,479.85
1,562.26









Item  7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
CONDITION AND RESULTS         OF OPERATIONS

Liquidity. The Partnership deposits its assets with DWR as non-

clearing broker and Carr as clearing broker in separate futures trading accounts established for the Trading Manager,  which assets are used as margin to engage in trading. The assets are held  in  either  non-interest-bearing bank accounts  or  in securities and instruments permitted by the Commodity Futures

Trading Commission ("CFTC") for investment of customer segregated or secured funds.  The Partnership's assets held by the commodity brokers  may  be used as margin solely for the Partnership's trading.  Since the Partnership's sole purpose is to trade in futures,  forwards,  and options, it is  expected  that  the

Partnership will continue to own such liquid assets for margin purposes.



The Partnership's investment in futures, forwards, and options may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits"  or  "daily limits".  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit,

positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit.  Futures prices have occasionally moved the daily limit for several consecutive days with little or
no  trading.   These  market conditions  could  prevent  the

Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.



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



The  Partnership has never had illiquidity affect a material portion of its assets.



Capital Resources.  The Partnership does not have, or expect to have, any capital assets.  Redemptions of Units in the future will affect the amount of funds available for investments in futures interests in subsequent periods.  It is not possible to estimate  the  amount and therefore, the  impact  of  future redemptions of Units.

Results of Operations.

General.  The Partnership's results depend on its Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets.  The following presents a summary of the Partnership's operations for the three years ended

December  31, 1999 and a general discussion of  its  trading activities during each period.  It is important to note, however,

that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading

Manager or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other  than in the context of its Trading Manager's  trading activities on behalf of the Partnership and how the Partnership has performed in the past.




At  December  31, 1999, the Partnership's total capital  was

$43,912,716, a decrease of $8,351,449 from the Partnership's total capital of $52,264,165 at December 31, 1998.  For the year ended December 31, 1999, the Partnership generated net loss of

$3,799,938, and total redemptions aggregated $4,551,511.



For the year ended December 31, 1999, the Partnership recorded total trading revenues, including interest income, of $1,638,358

and  posted a decrease in Net Asset Value per Unit.   Losses

recorded on the Yield Pool totaled $2,971,134. The Partnership's

Net Asset Value declined in 1999. Extreme price volatility in U.S. and Australian fixed income markets created losses, while the Partnership's exposure to the U.S. equity and energy markets and its net short exposure to European interest rate sector helped steady performance.  The most significant losses of approximately 5.00% were experienced primarily during

February, April and May in the fixed income component of the balanced portfolio from long U.S. interest rate futures positions as prices dropped in reaction to Federal Reserve Chairman Alan

Greenspan's warnings in Congressional testimony in late February that a strong economy could reignite inflation.  Fears that the

Federal Reserve eventually could boost target interest rates continued to push down domestic bond prices and forced yields higher.  Losses were also experienced in this market complex during  July and August after Federal Reserve Chairman  Alan

Greenspan commented that central bankers must consider stock prices when setting monetary policy and as reports on  labor costs, home sales, manufacturing and personal income added to concern that the U.S. Federal Reserve will raise interest rates soon.  Mitigating gains of approximately 1.12% were recorded in the energy markets primarily during March from long positions in crude and gas oil futures as prices moved significantly higher due largely to the news that both OPEC and non-OPEC countries had reached an agreement to cut total output beginning April 1st.

Gains were also recorded in this market complex during the third quarter after OPEC ministers confirmed that they will uphold their global cutbacks until April of 2000.  Reports of declining crude oil and gasoline inventories also boosted oil prices during the third quarter. Total expenses for the year were

$2,589,673, resulting in a net loss before minority interest of

$3,922,449. The minority interest in such losses was $122,511,

resulting in a net loss of $3,799,938 for the Partnership. The value of a Unit decreased from $1,887.62, at December 31, 1998 to

$1,815.50 at December 31, 1999.



At  December  31, 1998, the Partnership's total capital  was

$52,264,165, a decrease of $681,697 from the Partnership's total capital of $52,945,862 at December 31, 1997.  For the year ended

December  31, 1998, the Partnership generated net income  of

$7,203,198, and total redemptions aggregated $7,884,895.



For the year ended December 31, 1998, the Partnership recorded total trading revenues, including interest income, of $8,079,935

and  posted an increase in Net Asset Value per Unit.   Gains

recorded on the Yield Pool totaled $2,163,176. The Partnership profited during 1998, primarily from gains of approximately 6.27%

recorded in the global stock index futures markets.  Long S&P 500

Index futures positions were profitable in the equity portion of the portfolio as stock prices reached record levels during the first half of the year, as well as closing the year with a move higher. The global interest rate futures markets were also key contributors to overall gains, recording gains of approximately

3.45%  primarily  from long global bond  futures  positions,

especially U.S., European and Japanese bond futures.  Bond prices benefited from a "flight-to-quality" during the third quarter amid the world's shaky
financial  system and global economic deterioration.   Total

expenses for the year were $2,958,490, resulting in income before minority interest of $7,284,621.  The minority interest in such gains was $81,423, resulting in net income of $7,203,198 for the

Partnership.  The value of a Unit in the Partnership increased from $1,707.59, at December 31, 1997 to $1,887.62 at December 31,

1998.



At  December  31, 1997, the Partnership's total capital  was

$52,945,862, an increase of $1,097,049 from the Partnership's total capital of $51,848,813, at December 31, 1996.  For the year ended December 31, 1997, the Partnership generated net income of

$7,414,966 and total redemptions aggregated $6,317,917.



For the year ended December 31, 1997, the Partnership recorded total trading revenues, including interest income, of $8,529,013 and  posted  an increase in Net Asset Value per Unit.  Gains recorded on the Yield Pool totaled $1,932,110. Overall,  the

Partnership recorded strong performance during 1997.  Gains of approximately  6.66% were recorded in the  currency  markets primarily due to a strengthening in the value of the U.S. dollar relative to most world currencies.  In the global stock index component, gains of approximately 3.56% were recorded primarily due to the continued bullish trend in U.S. equity prices, which resulted in profits for the Partnership's long positions in S&P

500 Index futures.  Additional gains of approximately 2.18% were recorded  in the fixed income component primarily from  long positions in Australian bond
futures during the second and third quarters and from trading

U.S. Treasury bond and Treasury note futures.  Total expenses for the year were $2,956,963, resulting in income before minority interest of $7,504,160.  The minority interest in such gains was

$89,194,  resulting  in  net income of  $7,414,966  for  the

Partnership.  The value of a Unit increased from $1,479.85 at

December 31, 1996 to $1,707.59 at December 31, 1997.



The Partnership's overall performance record represents varied results of trading in different futures interests markets.  For a further description of 1999 trading results, refer to the letter to the Limited Partners in the accompanying Annual Report to

Limited Partners for the year ended December 31, 1999, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

The  Partnership's gains and losses are allocated among  its partners for income tax purposes.



Credit Risk.

Financial Instruments.  The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk.  The Partnership may trade futures, forwards, and options to gain long biased exposure to global stock markets and global bond markets, as well as long and short exposure to a component to managed futures contracts in agricultural commodities, energy products, foreign currencies, precious and base metals, and soft commodities.  In entering into these contracts, the Partnership is
subject  to  the  market  risk that such  contracts  may  be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable.

If the markets should move against all of the positions held by the Partnership at the same time, and if the Trading Manager was unable to offset positions of the Partnership, the Partnership could lose all of its assets and investors would realize a 100%

loss.



In  addition to the Trading Manager's internal controls, the

Trading Manager must comply with the trading policies of the

Partnership.   These trading policies include standards  for

liquidity and leverage with which the Partnership must comply.

The Trading Manager and Demeter monitor the Partnership's trading activities  to ensure compliance with the trading  policies.

Demeter may require the Trading Manager to modify positions of

the   Partnership  if  Demeter  believes  they  violate  the

Partnership's trading policies.



In addition to market risk, in entering into futures, forwards,

and options contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership.  The ultimate counterparty or guarantor of the Partnership for futures contracts traded in the

United States and the foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange.  In general, a clearinghouse is backed by the membership of  the exchange and will act in the
event of non-performance by one of its members or one of its member's customers, which should significantly reduce this credit

risk.   For example, a clearinghouse may cover a default  by

drawing upon a defaulting member's mandatory contributions and/or non-defaulting  members' contributions  to  a  clearinghouse guarantee fund, established lines or letters of credit  with banks, and/or the clearinghouse's surplus capital and  other available assets of the exchange and clearinghouse, or assessing its members.  In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the

Partnership will be the forward contracts counterparty.



There is no assurance that a clearinghouse or exchange will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such  parties. Further, the law is unclear as to  whether  a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker's customers.  Any such obligation on the part of a broker appears even less clear where the default occurs in a non-U.S. jurisdiction.



Demeter deals with these credit risks of the Partnership  in several  ways.  First, it monitors the Partnership's  credit exposure to each exchange on a daily basis, calculating not only the amount of margin required for it but also the amount of its unrealized gains at each exchange, if any. The commodity brokers inform the Partnership, as with all their customers, of its net margin requirements for all its existing open positions, but do not break that net figure down, exchange by exchange.  Demeter, however, has installed a system which permits  it  to  monitor the Partnership's potential  margin liability, exchange by exchange.  As a result, Demeter is able to monitor the Partnership's potential net credit exposure to each exchange by adding the unrealized trading gains on that exchange,

if any, to the Partnership's margin liability thereon.



Second, the Partnership's trading policies limit the amount of its Net Assets that can be committed at any given time to futures contracts  and  require, in addition, a  minimum  amount  of diversification in the Partnership's trading,  usually  over several different products.  One of the aims of such trading policies  has  been  to reduce the credit  exposure  of  the

Partnership  to  a  single exchange and,  historically,  the

Partnership's exposure to any one exchange has typically amounted to only a small percentage of its total Net Assets.  On those relatively few occasions where the Partnership's credit exposure may climb above that level, Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate.  Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

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



See "Financial Instruments" under Notes to Financial Statements in the Partnership's Annual Report to Limited Partners for the

year ended December 31, 1999, which is incorporated by reference to Exhibit 13.01 of this Form

10-K.



Year  2000.   Commodity pools, like financial  and  business

organizations and individuals around the world, depend on the smooth functioning of computer systems.  The Year 2000 issue arose since many of the world's computer systems (including those in non-information technology systems) traditionally recorded years in a two-digit format.  If not addressed, such computer systems may have been unable to properly interpret dates beyond the year 1999, which may have led to business disruptions in the

U.S. and internationally. Such disruptions could have adversely affected the handling or determination of futures trades and prices and other services for the Partnership.

Accordingly,  Demeter has fully participated in  a  firmwide initiative established by MSDW to address issues associated with the Year 2000.  As part of this initiative, MSDW reviewed its global software and hardware infrastructure for mainframe, server and  desktop computing environments and engaged in extensive remediation  and  testing.  The Year  2000  initiative  also encompassed the review of agencies, vendors and facilities for

Year 2000 compliance.



Since 1995, MSDW prepared actively for the Year 2000 issue to ensure that it would have the ability to respond to any critical business process failure, to prevent the loss of workspace and technology, and to mitigate any potential financial loss  or damage to its global franchise.  Where necessary, contingency plans were expanded or developed to address specific Year 2000 risk scenarios, supplementing existing business policies and practices. In conjunction with MSDW's Year 2000 preparations,

Demeter monitored the progress of Carr and the Trading Manager throughout  1999  in their Year 2000 compliance  and,  where applicable, tested its external interfaces, with Carr and the

Trading Manager.  In addition, Demeter, the commodity brokers,

the Trading Manager and all U.S. futures exchanges were subjected to monitoring by the CFTC of their Year 2000 preparedness, and the  major  foreign futures exchanges engaged in market-wide testing of their Year 2000 compliance during 1999.

MSDW  and Demeter consider the transition into the Year 2000 successful from the perspective of their internal systems and global external interactions.  Over the millennial changeover period, no material issues were encountered, and MSDW, Demeter and the Partnership conducted business as usual.



Risks  Associated With the Euro.  On January 1, 1999, eleven countries in the European Union established fixed conversion rates on their existing sovereign currencies and converted to a

common  single  currency (the euro).   During  a  three-year

transition period, the sovereign currencies will continue to exist but only as a fixed denomination of the euro.  Conversion to  the euro prevents the Trading Manager from trading those sovereign currencies and thereby limits its ability to  take advantage of potential market opportunities that might otherwise have existed had separate currencies been available to trade.

This  could adversely affect the performance results of  the

Partnership.



Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Introduction

The Partnership is a commodity pool involved in the speculative trading of futures interests.  The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the

Partnership's assets are at risk of trading loss.  Unlike an operating company, the risk of market-sensitive instruments is central,  not incidental, to the Partnership's main business activities.

The futures interests traded by the Partnership involve varying degrees of market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates,  and prices of financial instruments and commodities.

Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow.



The  Partnership's total market risk is influenced by a wide variety of factors, including the diversification among  the

Partnership's open positions, the volatility present within the markets, and the liquidity of the markets.  At different times,

each of these factors may act to increase or decrease the market risk associated with the Partnership.



The Partnership's past performance is not necessarily indicative of its future results.  Any attempt to numerically quantify the

Partnership's market risk is limited by the uncertainty of its speculative trading.  The Partnership's speculative trading may cause future losses and volatility (i.e. "risk of ruin") that far exceed the Partnership's experiences to date or any reasonable expectations based upon historical changes in market value.


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



The Partnership accounts for open positions using mark-to-market accounting principles.  Any loss in the market value of  the

Partnership's  open positions is directly reflected  in  the

Partnership's earnings, whether realized or unrealized, and its cash flow.  Profits and losses on open positions of exchange-

traded futures interests are settled daily through variation margin.



The Partnership's risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of Value at Risk

("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio.  The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%.

Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio.

The VaR model takes into account linear exposures to price and interest rate risk.  Market risks that are incorporated in the

VaR model include equity and commodity prices, interest rates,

foreign exchange rates, and correlation among these variables.

The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors  ("market risk factors") to which the  portfolio  is

sensitive.   The  historical  observation  period   of   the

Partnership's VaR is approximately four years.  The one-day 99%

confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.



VaR  models,  including the Partnership's, are  continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve.  Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either

Demeter  or the Trading Manager in its daily risk management activities.


The Partnership's Value at Risk in Different Market Sectors

The  following tables indicates the VaR associated with  the

Partnership's open

positions as a percentage of total Net Assets by primary market risk category at December 31, 1999 and 1998.  At December 31,

1999  and  1998, the Partnership's total capitalization  was approximately $45 million and $50 million, respectively.

       Primary   Market                 December  31,   1999
December 31, 1998
     Risk Category              Value at Risk            Value at
Risk

     Interest Rate                  (.14)%              (.33)%

               Equity                                  (.33)

(1.34)

     Currency                                          (.12)

(.14)

     Commodity                                         (.12)

(.15)

     Aggregate     Value    at    Risk                (.43)%
(1.27)%

Aggregate Value at Risk represents the aggregate VaR of all the

Partnership's open positions and not the sum of the VaR of the individual Market Categories

listed  above. Aggregate VaR will be lower as it takes  into account correlation among different positions and categories.


The table above represents the VaR of the Partnership's open positions  at  December 31, 1999 and 1998 only  and  is  not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures interests,

the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day.

Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the year end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from January

1, 1999 through December 31, 1999.

Primary Market Risk Category        High        Low

Average

Interest Rate                       (.61)%   (.14)%    (.43)%

Equity                                   (.81)    (.16)

(.39)

Currency                             (.28)   (.12)          (.22)

Commodity                            (.21)   (.12)          (.16)

Aggregate Value at Risk            (1.06)%   (.43)%    (.67)%




Limitations on Value at Risk as an Assessment of Market Risk

The  face value of the market sector instruments held by the

Partnership  is  typically many times the applicable  margin requirements.  Margin requirements generally range between 2% and

15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the  Partnership  to  typically  be  many  times  the  total

capitalization  of  the  Partnership.   The  value  of   the

Partnership's open positions thus creates a "risk of ruin" not typically found in other investments.  The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, gives no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:

    past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

    changes in portfolio value in response to market movements may differ from those of the VaR model;

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



The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at December 31, 1999 and for the end of the four quarterly reporting periods during calendar year 1999.  Since VaR is  based  on historical data, VaR should not be  viewed  as predictive of the Partnership's future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR
amounts indicated above or that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial. The Partnership also maintains a substantial portion (approximately 11%)  of  its available  assets in cash at DWR.  A decline  in  short-term interest rates will result in a decline in the Partnership's cash management  income. This cash flow risk  is  not  considered material.



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

change  in interest rates will cause an approximately  2.80%

decline in their fair value.  Such a change will not have  a material effect on the Net Asset Value per Unit.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements  and  any associated potential losses, taking into account the leverage,

optionality and multiplier features of the Partnership's market-

sensitive instruments.



Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the

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

The following were the primary trading risk exposures of the

Partnership at December 31, 1999, by market sector.  It may be anticipated however, that these market exposures  will  vary materially over time.



Interest Rate.  The primary market exposure in the Partnership is in the interest rate sector.  Exposure was spread across the

U.S., European, Japanese and Australian interest rate sectors.

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

United States and the other G-7 countries.  The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy  and

Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia.  Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future.  The changes in interest rates, which have the most effect on the Partnership, are changes in long-term, as opposed to short-term, rates.  Most of the speculative futures positions held by the Partnership are in medium-to long-term instruments.  Consequently, even
a material change in short-term rates would have little effect on the Partnership, were the medium-to long-term rates to remain steady.



Equity.  The second largest market exposure at December 31, 1999 was  in  the global stock index complex.  The primary equity exposure was to equity price risk in the G-7 countries.  The stock index futures traded by the Partnership are by law limited to futures on broadly based indices.  At December 31, 1999, the

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

Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than

the  U.S.  dollar.   For  the fourth quarter  of  1999,  the

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



Commodity.

Energy.  On December 31, 1999, the Partnership's energy exposure was  shared by futures contracts in the oil and natural  gas markets.  Price movements in these markets result from political developments in the Middle East, weather patterns, and other

economic   fundamentals.   As  oil  prices  have   increased

approximately 100% this year, and, given that the agreement by

OPEC to cut production is approaching expiration in March 2000,

it  is possible that volatility will remain on the high end.

Significant profits and losses have been and are expected to continue to be experienced in this market.  Natural gas, also a primary energy market exposure, has exhibited more volatility than the oil markets on an intra day and daily basis and  is expected to continue in this choppy pattern.



Metals.   The  Partnership's metals market  exposure  is  to

fluctuations in the price of base metals.  During periods of volatility, base metals may affect
performance dramatically.  Demeter anticipates that the base metals will remain the primary metals market exposure of the

Partnership.



Soft Commodities and Agriculturals.  On December 31, 1999, the

Partnership had a reasonable amount of exposure in the markets that comprise these sectors.  Most of the exposure, however, was in the wheat, cotton and soybean oil markets.  Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposure of the

Partnership at December 31, 1999:



Foreign Currency Balances.  The Partnership does not have foreign currency balances at December 31, 1999.



Zero-Coupon U.S. Treasury Securities.  It is the Partnership's

intention to hold the Zero-Coupon U.S. Treasury Securities until their August 15, 2003 maturity date except as needed to fund quarterly  redemptions.  Consequently, the period to  period interest  rate risk these securities are subject to  is  not considered material.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The Partnership and the Trading Manager, separately, attempt to manage  the  risk  of the Partnership's  open  positions  in essentially the same manner in all market categories traded.

Demeter attempts to manage market exposure by diversifying the

Partnership's assets among different market sectors and trading approaches, and monitoring the performance of the Trading Manager

daily.    In   addition,  the  Trading  Manager  establishes

diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.



Demeter monitors and controls the risk of the Partnership's non-

trading  instruments,  cash  and Zero-Coupon  U.S.  Treasury

Securities.  Cash and zero-coupon U.S. Treasury Securities are the only Partnership investments directed by Demeter, rather than the Trading Manager.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are incorporated by reference to the

Partnership's Annual Report which is filed as Exhibit  13.01 hereto.



Supplementary  data specified by Item 302 of Regulation  S-K

(selected quarterly financial data) is not applicable.


Item  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON
ACCOUNTING AND                FINANCIAL DISCLOSURE

None.

                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership.

The Partnership is managed by Demeter.


Directors and Officers of the General Partner

The directors and officers of Demeter are as follows:



Robert E. Murray, age 39, is Chairman of the Board, President and

a Director of Demeter.  Mr. Murray is also Chairman of the Board,

President and a Director of DWFCM.  Effective as of the close of business on January 31, 2000, Mr. Murray replaced Mr. Hawley as

Chairman  of the Board of Demeter and DWFCM. Mr.  Murray  is

currently  a Senior Vice President of DWR's Managed  Futures

Department.  Mr. Murray began his career at DWR in 1984 and is currently the Director of the Managed Futures Department. In this capacity, Mr. Murray is responsible for overseeing all aspects of the firm's Managed Futures Department.  Mr. Murray currently serves as Vice Chairman and a Director of the Managed  Funds

Association, an industry association for investment professionals in futures, hedge funds and other alternative investments. Mr.

Murray graduated from Geneseo State University in May 1983 with a

B.A. degree in Finance.

Mitchell M. Merin, age 46, is a Director of Demeter.  Mr. Merin

is also a Director of DWFCM.  Mr. Merin was appointed the Chief

Operating Officer of Individual Asset Management for MSDW in

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



Joseph G. Siniscalchi, age 54, is a Director of Demeter.  Mr.

Siniscalchi joined DWR in July 1984 as a First Vice President,

Director  of General Accounting and served as a Senior  Vice

President and Controller for DWR's Securities Division through

1997.  He is currently Executive Vice President and Director of the Operations Division of DWR. From February 1980 to July 1984,

Mr. Siniscalchi was Director of Internal Audit at Lehman Brothers

Kuhn Loeb, Inc.



Edward C. Oelsner, III, age 57, is a Director of Demeter.  Mr.

elsner is currently an Executive Vice President and head of the

Product Development Group at Morgan Stanley Dean Witter Advisors,

an affiliate of DWR. Mr. Oelsner joined DWR in 1981 as a Managing

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

Boston Corporation as a member of the Research and Investment

Banking Departments from 1967 to 1981.  Mr. Oelsner received his

M.B.A. in Finance from the Columbia University Graduate School of

Business  in  1966  and an A.B. in Politics  from  Princeton

University in 1964.



Lewis A. Raibley, III, age 37, is Vice President, Chief Financial

Officer, and a Director of Demeter.  Mr. Raibley is  also  a

Director  of  DWFCM.  Mr. Raibley is currently  Senior  Vice

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



Richard A. Beech, age 48, is a Director of Demeter.  Mr. Beech

has been associated with the futures industry for over 23 years.

He  has been at DWR since August 1984, where he is presently

Senior Vice President and head of Branch Futures.  Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis,

marketing and compliance.  Prior to joining DWR, Mr. Beech also had
worked at two investment banking firms in operations, research,

managed futures and sales management.



Ray Harris, age 43, is a Director of Demeter.  Mr. Harris is

currently Executive Vice President, Planning and Administration

for Morgan Stanley Dean Witter Asset Management and has worked at

DWR or its affiliates since July 1982, serving in both financial and administrative capacities.  From August 1994 to January 1999,

he worked in two separate DWR affiliates, Discover Financial

Services and Novus Financial Corp., culminating as Senior Vice

President.  Mr. Harris received his B.A. degree from  Boston

College and his M.B.A. in finance from the University of Chicago.



Mark J. Hawley, age 56, served as Chairman of the Board and a

Director of Demeter and DWFCM throughout 1999.  Mr. Hawley joined

DWR in February 1989 as Senior Vice President and served  as

Executive Vice President and Director of DWR's Product Management

for  Individual Asset Management throughout 1999.   In  this

capacity, Mr. Hawley was responsible for directing the activities of the firm's Managed Futures, Insurance, and Unit Investment

Trust Business.  From 1978 to 1989, Mr. Hawley was a member of the senior management team at Heinold Asset Management, Inc., a commodity pool operator, and was responsible for a variety of projects in public futures funds.  From 1972 to 1978, Mr. Hawley was a Vice President in charge of institutional block trading for the  Mid-West  at Kuhn Loeb & Company.  Mr. Hawley  resigned effective January 31, 2000.

All of the foregoing directors have indefinite terms.



Item 11.  EXECUTIVE COMPENSATION

The Partnership has no directors and executive officers.  As a limited partnership, the business of the Partnership is managed by Demeter which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.



Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

(a)   Security Ownership of Certain Beneficial Owners  -  At

December 31, 1999, there were no persons known to be beneficial owners of more than 5 percent of the Units.



(b)  Security Ownership of Management - At December 31, 1999,

Demeter  owned  308  Units of General  Partnership  Interest representing a 1.28 percent interest in the Partnership.



(c)  Changes in Control - None


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer to Note 2 - "Related Party Transactions" of "Notes  to

Consolidated Financial Statements", in the accompanying Annual

Report to Limited Partners for the year ended December 31, 1999,

which is incorporated by reference to

Exhibit  13.01  of this Form 10-K.  In its capacity  as  the

Partnership's retail commodity broker, DWR received commodity brokerage  fees  (paid and accrued by  the  Partnership)  of

$1,953,687 for the year ended December 31, 1999.

                          PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON

FORM 8-K

(a)  1.  Listing of Financial Statements

The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to

Limited  Partners for the year ended December 31, 1999,  are incorporated by reference to Exhibit 13.01 of this Form 10-K:

- Report of Deloitte & Touche LLP, independent auditors, for the
years ended December   31, 1999, 1998 and 1997.

- Consolidated Statements of Financial Condition as of December
31, 1999 and 1998.

- Consolidated Statements of Operations, Changes in Partners'
Capital, and Cash Flows   for the years ended December 31, 1999,
1998 and 1997.

- Notes to Consolidated Financial Statements.


With the exception of the aforementioned information and the information incorporated in Items 7, 8 and 13, the Annual Report to Limited Partners for the year ended December 31, 1999 is not deemed to be filed with this report.



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

                                               DEAN  WITTER  PRINCIPAL
                         PLUS FUND L.P.
                                                       (Registrant)

                                              BY:   Demeter Management
                         Corporation,
                                                       General Partner

March 30, 2000           BY: /s/ Robert E. Murray
                                 Robert E. Murray, Director,
                                Chairman of the Board and
                                President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/  Robert E. Murray                  ____        March 30, 2000
        Robert E. Murray, Director,
         Chairman of the Board and
          President

    /s/  Joseph G. Siniscalchi              ___        March 30, 2000
        Joseph G. Siniscalchi, Director

    /s/  Edward C. Oelsner III              ___        March 30, 2000
        Edward C. Oelsner III, Director

    /s/   Mitchell M. Merin _______          March 30, 2000
           Mitchell M. Merin, Director

    /s/   Richard A. Beech  _______          March 30, 2000
           Richard A. Beech, Director

    /s/   Ray Harris                         __        March 30, 2000
          Ray Harris, Director

    /s/  Lewis A. Raibley, III               ___       March 30, 2000
        Lewis A. Raibley, III, Director, Chief
          Financial Officer and Principal
          Accounting Officer

                         EXHIBIT INDEX

ITEM                                                       METHOD
OF FILING

3.01 Amended and Restated Limited
     Partnership Agreement of
     the Partnership, dated as of
     August 29, 1995.
                                                      (1)
10.01                                                 Amended and
Restated Management
     Agreement among the

Partnership, Demeter and RXR, Inc.
                                                      dated as of
     December 29, 1995.                               (2)

10.02                                                 Amended and
Restated Customer
     Agreement between the Partnership
     and DWR, dated as of December 29, 1995.          (3)

13.01                                                    December
31, 1999 Annual Report to Limited Partners.           (4)



(1)   Incorporated by reference to Exhibit 3.01 and Exhibit  3.02
of  the     Partnership's Registration Statement  (File  No.  33-
95414) on Form S-1.

(2)    Incorporated  by  reference  to  Exhibit  10.02   of   the
Partnership's
   Registration Statement (File No. 33-95414) on Form S-1.

(3)    Incorporated  by  reference  to  Exhibit  10.01   of   the
Partnership's
   Registration Statement (File No. 33-95414) on Form S-1.

(4)  Filed herewith.

Principal
Plus
Fund

 December 31, 1999
 Annual Report


 MORGAN STANLEY DEAN WITTER

Demeter Management Corporation
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

Principal Plus Fund L.P.
Annual Report
1999

Dear Limited Partner:

This marks the tenth annual report for the Dean Witter Principal Plus Fund L.P. (the "Fund"). The Fund began 1999 trading at a Net Asset Value per Unit of $1,887.62 and decreased by 3.8% to close the year at $1,815.50. The Fund has increased by 81.6% since it began trading in February 1990 (a compound annualized return of 6.2%). A review of trading results for the year is provid-ed in the Annual Report of the Trading Manager located on the next page of this report.

Should you have any questions concerning this report, please feel free to con-tact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, NY 10048 or your Morgan Stanley Dean Witter Financial Advisor.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

    Sincerely,


    /s/ Robert E. Murray

    Robert E. Murray
    Chairman
    Demeter Management Corporation
    General Partner

Dean Witter Principal Plus Fund L.P.
Annual Report of the Trading Manager

Principal Plus Fund's Net Asset Value fell modestly in 1999. Extreme price vol-atility in U.S. and Australian fixed income markets created losses while the Fund's exposure to the U.S. equity and energy markets and its net short expo-sure to European interest rate sector helped steady performance.

The Fund experienced a small decline in the first quarter, as it was influenced negatively by rising interest rates. Early in the year, interest rates were ex-pected to fall due to increasing deflationary pressures. However, the Federal Reserve refused to cut interest rates at the pivotal February FOMC meeting, causing the fixed income market to lose confidence. The Fund's Net Asset Value was supported by the global macro component, which enjoyed strong performance in U.S. financials and currencies. The global macro component profited from short positions in U.S. interest rates and the euro, and long positions in the Japanese yen and Singapore dollar as pressures on Asian economies began to ease.

Principal Plus Fund produced its best performance of the year in the second quarter. The Federal Reserve decided to raise short-term interest rates by 25 basis points at its June meeting, spurred by continued growth in GDP and an economy operating at near full employment. The global asset overlay benefited from short positions in U.S., European and Japanese financials as these markets suffered continued weakness in the wake of the Fed move. OPEC finally came to an agreement on production cuts, sending crude oil prices to their highest lev-els since the third quarter of 1998. Long positions in the energy sector were profitable, but partially offset by short positions in agricultural commodities that rose in anticipation of higher inflation.

The third quarter was a sluggish one for Principal Plus fund. The Federal Re-serve raised interest rates again at its August meeting while maintaining a neutral bias. The current account deficit continued to grow at a mind bending pace causing the dollar to fall against the Japanese yen. U.S. stock

Dean Witter Principal Plus Fund L.P.
Annual Report of the Trading Manager--(Concluded)

and bond markets declined, hurting the Fund's performance in the hedged equity and hedged fixed income components. Long positions in financials, especially in U.S., Japan and Australia, hurt the global macro component. The Fund, however, did benefit from rallies in the energy markets, industrial metals and the Japa-nese yen.

A late year rally in U.S. stocks and steady performance from the global macro component helped offset continued weakness in the U.S. debt markets, leading to a relatively flat fourth quarter. The Federal Reserve decided to leave short-term interest rates unchanged at year-end. Stock markets around the world fin-ished on a strong note, especially in the U.S. and Germany. The global macro component saw its best performance in agricultural commodities. Short positions in corn and wheat added to performance as grain prices retreated to near histo-ric lows. Long positions in the energy markets were profitable late in the quarter as crude oil prices finished strong, fueling fear of inflation.

As the Fund enters the new year, the Swedish OMX Index, heating oil, euro/British pound, South African rand and Goldman Sachs Commodity Index are being added to the Fund's portfolio. We believe that the return potential of these markets along with their non-correlated characteristics will aid perform-ance. The Fund has shifted its core exposure away from U.S. stocks in favor of intermediate term U.S. Treasury notes. Our relative value models suggest, that in the short run, equities do not offer the same risk adjusted value their debt counterparts do. The fixed income component has moved down the yield curve due to the model's expectation of higher interest rates and inflation. The Fund's global macro component remains short world debt and commodities markets, and long energy markets and the Japanese yen.

As always, we thank you for your continued support.

RXR, Inc.

Dean Witter Principal Plus Fund L.P.
Independent Auditors' Report

The Limited Partners and the General Partner:

We have audited the accompanying consolidated statements of financial condition of Dean Witter Principal Plus Fund L.P. and subsidiary (the "Partnership") as of December 31, 1999 and 1998 and the related consolidated statements of opera-tions, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of materi-al misstatement. An audit includes examining, on a test basis, evidence sup-porting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement pre-sentation. We believe that our audits provide a reasonable basis for our opin-ion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Dean Witter Principal Plus Fund L.P. and subsidiary at December 31, 1999 and 1998 and the consolidat-ed results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted ac-counting principles.

/s/ Deloitte & Touche LLP

February 14, 2000
(March 3, 2000 as to Note 6)
New York, New York

Dean Witter Principal Plus Fund L.P.
Consolidated Statements of Financial Condition

                                                          December 31,
                                                     ----------------------
                                                        1999        1998
                                                     ----------- ----------
                                                          $          $
                                  ASSETS
Equity in futures interests trading accounts:
 Cash                                                  6,014,023  9,270,594
 Net unrealized gain on open contracts                   380,736  1,200,707
                                                     ----------- ----------
 Total Trading Equity                                  6,394,759 10,471,301
Investment in Zero-Coupon U.S. Treasury Securities    40,367,536 41,602,754
Unrealized gain (loss) on Zero-Coupon U.S. Treasury
  Securities                                         (1,018,390)  1,952,744
Interest receivable (DWR)                                 24,726     34,344
                                                     ----------- ----------
 Total Assets                                         45,768,631 54,061,143
                                                     =========== ==========
                    LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                    1,341,552    956,163
Accrued brokerage fee (DWR)                              155,551    173,174
Accrued administrative expenses                          121,844    156,280
Accrued management fee                                    38,888     43,293
Incentive fee payable                                    --         147,477
                                                     ----------- ----------
 Total Liabilities                                     1,657,835  1,476,387
                                                     ----------- ----------
Minority interest                                        198,080    320,591
                                                     ----------- ----------
PARTNERS' CAPITAL
Limited Partners (23,879.732 and 26,345.343 Units,
  respectively)                                       43,352,757 51,660,212
General Partner (308 Units)                              559,959    603,953
                                                     ----------- ----------
 Total Partners' Capital                              43,912,716 52,264,165
                                                     ----------- ----------
 Total Liabilities and Partners' Capital              45,768,631 54,061,143
                                                     =========== ==========
Total Partners' Capital                               43,912,716 52,264,165
Less: Excess of market value over amortized cost of
  Zero-Coupon U.S. Treasury Securities                   --       1,952,744
                                                     ----------- ----------
NET ASSETS PER LIMITED PARTNERSHIP AGREEMENT          43,912,716 50,311,421
                                                     =========== ==========
NET ASSET VALUE PER UNIT                                1,815.50   1,887.62
                                                     =========== ==========

  The accompanying notes are an integral part of these consolidated financial statements.

Dean Witter Principal Plus Fund L.P.
Consolidated Statements of Operations

                                                  For the Years Ended
                                                      December 31,
                                            ----------------------------------
                                               1999        1998        1997
                                            ----------  ----------  ----------
                                                $           $           $
REVENUES
Trading profit (loss):
 Realized                                     (190,005)  4,803,195   4,948,081
 Net change in unrealized                     (819,971)    421,275     582,048
                                            ----------  ----------  ----------
  Total Trading Results                     (1,009,976)  5,224,470   5,530,129
Interest income                              2,648,334   2,855,465   2,998,884
Change in value of Yield Pool               (2,971,134)  2,163,176   1,932,110
                                            ----------  ----------  ----------
  Total Revenues                            (1,332,776) 10,243,111  10,461,123
                                            ----------  ----------  ----------
EXPENSES
Brokerage fees (DWR)                         1,953,687   2,125,259   2,201,830
Management fee                                 488,421     526,462     547,058
Transaction fees and costs                      89,565      76,292      98,075
Administrative expenses                         58,000      83,000     110,000
Incentive fee                                  --          147,477      --
                                            ----------  ----------  ----------
  Total Expenses                             2,589,673   2,958,490   2,956,963
                                            ----------  ----------  ----------
INCOME (LOSS) BEFORE MINORITY INTEREST      (3,922,449)  7,284,621   7,504,160
Minority interest in (income) loss             122,511     (81,423)    (89,194)
                                            ----------  ----------  ----------
NET INCOME (LOSS)                           (3,799,938)  7,203,198   7,414,966
                                            ==========  ==========  ==========
Net Income (Loss) Allocation:
Limited Partners                            (3,755,944)  7,063,946   7,236,650
General Partner                                (43,994)    139,252     178,316

NET INCOME (LOSS)                           (3,799,938)  7,203,198   7,414,966
Less: Change in excess of market value
  over amortized cost of Zero-Coupon U.S.
  Treasury Securities                       (1,952,744)  1,952,744      --
                                            ----------  ----------  ----------
NET INCOME (LOSS) ALLOCATED TO PARTNERS
  FOR TAX AND NET ASSET VALUATION           (1,847,194)  5,250,454   7,414,966
                                            ==========  ==========  ==========
Net Income (Loss) Allocation For Tax and
  Net Asset Valuation
Limited Partners                            (1,824,381)  5,132,383   7,236,650
General Partner                                (22,813)    118,071     178,316
Net Income (Loss) per Unit For Tax and Net
  Asset Valuation
Limited Partners                                (72.12)     180.03      227.74
General Partner                                 (72.12)     180.03      227.74

  The accompanying notes are an integral part of these consolidated financial statements.

Dean Witter Principal Plus Fund L.P.
Consolidated Statements of Changes in Partners' Capital
For the Years Ended December 31, 1999, 1998 and 1997

                              Units of
                             Partnership   Limited     General
                              Interest     Partners    Partner     Total
                             -----------  ----------  ---------  ----------
                                              $           $          $
Partners' Capital, December
31, 1996                      35,036.485  50,688,703  1,160,110  51,848,813
Net income                       --        7,236,650    178,316   7,414,966
Redemptions                   (4,030.248) (6,317,917)    --      (6,317,917)
                             -----------  ----------  ---------  ----------
Partners' Capital, December
31, 1997                      31,006.237  51,607,436  1,338,426  52,945,862
Net income                       --        7,063,946    139,252   7,203,198
Redemptions                   (4,352.894) (7,011,170)  (873,725) (7,884,895)
                             -----------  ----------  ---------  ----------
Partners' Capital, December
31, 1998                      26,653.343  51,660,212    603,953  52,264,165
Net loss                         --       (3,755,944)   (43,994) (3,799,938)
Redemptions                  (2,465.611)  (4,551,511)    --      (4,551,511)
                             -----------  ----------  ---------  ----------
Partners' Capital,
December 31, 1999             24,187.732  43,352,757    559,959  43,912,716
                             ===========  ==========  =========  ==========


  The accompanying notes are an integral part of these consolidated financial statements.

Dean Witter Principal Plus Fund L.P.
Consolidated Statements of Cash Flows

                                                    For the Years
                                                        Ended
                                                     December 31,
                                           ----------------------------------
                                              1999        1998        1997
                                           ----------  ----------  ----------
                                               $           $           $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                          (3,799,938)  7,203,198   7,414,966
 Noncash item included in net
  income (loss):
 Net change in unrealized                     819,971    (421,275)   (582,048)
 Change in value of Yield Pool              2,971,134  (2,163,176) (1,932,110)
(Increase) decrease in
  operating assets:
 Investment in Zero-Coupon U.S. Treasury
   Securities                               1,235,218   3,846,722   3,940,721
 Interest receivable (DWR)                      9,618       4,765     (12,481)
 Net option premiums                           --        (719,950)    719,950
Increase (decrease) in
  operating liabilities:
 Accrued brokerage fee (DWR)                  (17,623)     (7,976)     (5,624)
 Accrued administrative
   expenses                                   (34,436)     (3,360)    (43,610)
 Accrued management fee                        (4,405)     (1,994)     (1,406)
 Incentive fee payable                       (147,477)    147,477      --
 Accrued transaction fees and
   costs                                       --          --          (4,108)
                                           ----------  ----------  ----------
Net cash provided by operating activities   1,032,062   7,884,431   9,494,250
                                           ----------  ----------  ----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Increase (decrease) in
  redemptions payable                         385,389     233,138    (934,355)
Increase (decrease) in minority interest     (122,511)     81,423      89,194
Redemptions of Units                       (4,551,511) (7,884,895) (6,317,917)
                                           ----------  ----------  ----------
Net cash used for
  financing activities                     (4,288,633) (7,570,334) (7,163,078)
                                           ----------  ----------  ----------
Net increase (decrease) in cash            (3,256,571)    314,097   2,331,172
Balance at beginning of
  period                                    9,270,594   8,956,497   6,625,325
                                           ----------  ----------  ----------
Balance at end of period                    6,014,023   9,270,594   8,956,497
                                           ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

Dean Witter Principal Plus Fund L.P.
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Organization--Dean Witter Principal Plus Fund L.P. is a limited partnership or-ganized to engage primarily in the speculative trading of futures contracts, options on futures contracts and physical commodities, forward contracts, and other commodity interests (collectively, "futures interests").

The Partnership's objective is to achieve long-term appreciation while assuring investors at least a 3% compound annual rate of return over approximately seven and one-half years from February 1, 1996 to August 31, 2003. At August 31, 2003, which is the Partnership's "Guaranteed Redemption Date," the Net Asset Value is guaranteed to be at least $1,961.00 per Unit. The Partnership initial-ly invested approximately 80% of the Partnership's assets in Zero-Coupon U.S. Treasury Securities (the "Yield Pool") to accomplish this objective. The Part-nership's remaining assets have been contributed to its subsidiary, Dean Witter Principal Plus Fund Management L.P. (the "Trading Company"), which was estab-lished solely to trade in futures interests on behalf of the Partnership.

The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Dean Witter Reynolds Inc. ("DWR"), and an unaffiliated clearing commodity broker, Carr Futures Inc. ("Carr"), provides clearing and execution services. Both Demeter and DWR are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW"). The Trading Manager to the Partnership is RXR Inc. (the "Trading Manager").

On May 31, 1997, Morgan Stanley Group Inc. was merged with and into Dean Wit-ter, Discover & Co. ("DWD"). At that time DWD changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD"). Effective February 19, 1998, MSDWD changed its corporate name to Morgan Stanley Dean Witter & Co.

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the Limited Partners based upon their proportional ownership interests.

Use of Estimates--The financial statements are prepared in accordance with gen-erally accepted accounting principles, which require management to make esti-mates and assumptions that affect the reported amounts in the financial state-ments and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Ac-tual results could differ from those estimates.

Dean Witter Principal Plus Fund L.P.
Notes to Consolidated Financial Statements--
(Continued)


Principles of Consolidation--The consolidated financial statements include the accounts of the Partnership and the Trading Company. All intercompany balances have been eliminated.

The ownership by Demeter in the Trading Company represents a minority interest in the Partnership. Demeter's share of the Trading Company's profits and losses is deducted from consolidated results of operations.

Revenue Recognition--The yield pool is valued at cost plus accreted interest with the accumulated unrealized gain (loss) on the zero-coupon U.S. Treasury Securities separately disclosed. The annual change in the yield pool's market value is reflected in the consolidated statements of operations. The consoli-dated statements of financial condition and the consolidated statements of op-erations have been reconciled to reflect Net Assets, Net Asset Value per Unit and Net Income (Loss) in accordance with the terms of the Limited Partnership Agreement. Prior financial statements have been changed to conform to current presentation.

The following information pertains to the Yield Pool at December 31, 1999 and 1998:

                                             1999       1998
                                          ---------- ----------
                                              $          $
Year to Date Accreted Interest Income      2,303,952  2,418,337
Cost of Yield Pool at year-end            32,415,109 35,343,722
Accreted Interest Receivable at year-end   7,952,427  6,259,032
Market Value of Yield Pool at year-end    39,349,146 43,555,498

Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profit (loss) on open contracts from one period to the next in the consolidated statements of operations.

Monthly, DWR pays interest income on 90% of the Trading Company's average daily Net Assets as defined in the Limited Partnership Agreement for the month at a prevailing rate on U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies due the Trading Company on futures interests, but not actually received.

Net Income (Loss) per Unit--Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

Dean Witter Principal Plus Fund L.P.
Notes to Consolidated Financial Statements--
(Continued)


Equity in Futures Interests Trading Accounts--The Partnership's asset "Equity in futures interests trading accounts," reflected in the statements of finan-cial condition, consists of (A) cash on deposit with DWR and Carr to be used as margin for trading; (B) net unrealized gains or losses on open contracts, which are valued at market, and calculated as the difference between original con-tract value and market value, and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.

The Partnership, in the normal course of business, enters into various con-tracts with Carr acting as its commodity broker. Pursuant to brokerage agree-ments with Carr, to the extent that such trading results in unrealized gains or losses, the amounts are offset and reported on a net basis on the Partnership's statements of financial condition.

The Partnership has offset the fair value amounts recognized for forward con-tracts executed with the same counterparty as allowable under terms of the mas-ter netting agreement with Carr, the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

Brokerage Fees and Related Transaction Fees and Costs--The monthly brokerage fee is equal to 1/3 of 1% per month (a 4% annual rate) of the Partnership's ad-justed month-end Net Assets. Transaction fees and costs are accrued on a half-turn basis. In 1999, the brokerage fee charged was the equivalent of a roundturn commission charge of approximately $124 per contract traded.

Operating Expenses--The Partnership bears all operating expenses related to its trading activities. These include filing fees, clerical, administrative, audit-ing, accounting, mailing, printing and other incidental operating expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a monthly management fee and may incur an incentive fee. Demeter bears all other operating expenses.

Redemptions--As of the last day of any calendar quarter, Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit upon five business days advance notice by redemption form to Demeter.

During 1999 and 1998, the Partnership sold securities in the Yield Pool in or-der to fund redemptions as detailed below:

                                        1999      1998
                                      --------- ---------
                                          $         $
Cost of Securities Sold               1,927,054 5,494,084
Interest Accreted on Securities Sold    610,556   770,973
Proceeds from Sale of Securities      3,549,406 6,376,190

Dean Witter Principal Plus Fund L.P.
Notes to Consolidated Financial Statements--
(Continued)


Distributions--The Partnership will not make any distributions until after the Guarantee Period, and thereafter will only make distributions on a pro-rata ba-sis at the sole discretion of Demeter.

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

The Trading Company may terminate operations if its Net Assets decline to 5% or less of consolidated Partnership Net Assets, and will terminate operations if its Net Assets decline to less than 3% of consolidated Partnership Net Assets. At December 31, 1999 and 1998, the Trading Company had Net Assets of $4,761,650 and $9,829,000 respectively, which represented 11% and 19% respectively, of the consolidated Partnership's Net Assets at the respective dates. If the opera-tions of the Trading Company ceased, the remaining Net Assets would be returned to the Partnership and held until the end of the Guarantee Period, when they would be distributed to the Limited Partners.

2. Related Party Transactions

The Trading Company pays a monthly brokerage fee to DWR as described in Note 1. The Partnership's and Trading Company's cash is on deposit with DWR and Carr in futures interests trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1. The Yield Pool is on de-posit with DWR in a customer security account. Pursuant to the Limited Partner-ship Agreement, Demeter initially invested $200,000 of General Partnership In-terest in the Trading Company.

3. Trading Manager

Compensation to RXR as trading manager consists of a management fee and an in-centive fee as follows:

Management Fee--The Partnership pays a monthly management fee equal to 1/12 of 1% per month (a 1% annual rate) of the Partnership's adjusted Net Assets, as defined in the Limited Partnership Agreement, as of the last day of each month.

Incentive Fee--The Partnership will pay an annual incentive fee to RXR equal to 15% of the "New Apprecia-

Dean Witter Principal Plus Fund L.P.
Notes to Consolidated Financial Statements--
(Continued)

tion", as defined in the Limited Partnership Agreement, of the Trading Company's Net Assets as of the end of each annual incentive period ending De-cember 31. Such incentive fee is accrued in each month in which New Apprecia-tion occurs. In those months in which New Appreciation is negative, previous accruals, if any, during the incentive period will be reduced.

4. Financial Instruments

The Partnership trades futures contracts, options on futures contracts and physical commodities, forward contracts, and other commodity interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these con-tracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

In June 1998, the Financial Accounting Standards Board ("FASB") issued State-ment of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Deriva-tive Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133," which defers the required implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. However, the Partnership had previously elected to adopt the provisions of SFAS No. 133 beginning with the fiscal year ended December 31, 1998. SFAS No. 133 supercedes SFAS No. 119 and No. 105, which required the disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments for an entity which carries its assets at fair value. The application of SFAS No. 133 does not have a significant effect on the Partnership's consolidated finan-cial statements.

The net unrealized gains on open contracts are reported as a component of "Eq-uity in futures interests trading accounts" on the statements of financial con-dition and totaled $380,736 and $1,200,707 at December 31, 1999 and 1998, re-spectively.

Of the $380,736 net unrealized gain on open contracts at December 31, 1999, $325,528 related to exchange-traded futures contracts and $55,208 related to off-exchange-traded forward currency contracts.

Of the $1,200,707 net unrealized gain on open contracts at December 31, 1998, $1,247,930 related to exchange-traded futures contracts and $(47,223) related to off-exchange-traded forward currency contracts.

Dean Witter Principal Plus Fund L.P.
Notes to Consolidated Financial Statements--
(Continued)


Exchange-traded futures contracts held by the Partnership at December 31, 1999 and 1998, mature through June 2000 and March 1999, respectively. Off-exchange-traded forward currency contracts held by the Partnership at December 31, 1999 and 1998 mature through March 2000 and March 1999, respectively.

The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is in-volved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because DWR and Carr act as the futures commission merchants or the counterparties, with respect to most of the Part-nership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of DWR and Carr, as a futures commission merchant for all of the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commis-sion, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled option contracts including an amount equal to the net unrealized gain on all open futures and futures-styled option contracts, which funds, in the aggregate, totaled $6,339,551 and $10,518,524 at December 31, 1999 and 1998, respectively. With respect to the Partnership's off-ex-change-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of Carr, the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with Carr. This agreement, which seeks to reduce both the Partnership's and Carr's exposure on off-ex-change-traded forward currency contracts, should materially decrease the Part-nership's credit risk in the event of Carr's bankruptcy or insolvency. Carr's parent, Credit Agricole Indosuez, has guaranteed to the Partnership payment of the net liquidating value of the transactions in the Partnership's account with Carr (including foreign currency contracts).

5. Legal Matters

The class actions first filed in 1996 in California and in New York State courts were each dismissed in 1999. On September 6, 10, and 20, 1996, and on March 13, 1997,

Dean Witter Principal Plus Fund L.P.
Notes to Consolidated Financial Statements--
(Concluded)

purported class actions were filed in the Superior Court of the State of Cali-fornia, County of Los Angeles, on behalf of all purchasers of interests in lim-ited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, Dean Witter Futures & Currency Management Inc., MSDW, certain limited partnership commodity pools of which Demeter is the general partner (all such parties referred to hereafter as the "Morgan Stanley Dean Witter Parties") and certain trading advisors to those pools. On June 16, 1997, the plaintiffs in the above actions filed a consolidated amended complaint, alleging, among other things, that the defendants committed fraud, deceit, negligent misrepresenta-tion, various violations of the California Corporations Code, intentional and negligent breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in the sale and operation of the various lim-ited partnership commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. The court entered an order denying class certification on August 24, 1999. On September 24, 1999, the court entered an order dismissing the case without prejudice on consent. Simi-lar purported class actions were also filed on September 18 and 20, 1996, in the Supreme Court of the State of New York, New York County, and on November 14, 1996 in the Superior Court of the State of Delaware, New Castle County, against the Morgan Stanley Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools sold by DWR. A consolidated and amended complaint in the action pending in the Supreme Court of the State of New York was filed on August 13, 1997, al-leging that the defendants committed fraud, breach of fiduciary duty, and neg-ligent misrepresentation in the sale and operation of the various limited part-nership commodity pools. The complaints seek unspecified amounts of compensato-ry and punitive damages and other relief. The New York Supreme Court dismissed the New York action in November 1998, but granted plaintiffs leave to file an amended complaint, which they did in early December 1998. The defendants filed a motion to dismiss the amended complaint with prejudice on February 1, 1999. By decision dated December 21, 1999, the New York Supreme Court dismissed the case with prejudice.


In addition, on December 16, 1997, upon motion of the plaintiffs, the action pending in the Superior Court of the State of Delaware was voluntarily dis-missed without prejudice.

6. Subsequent Event

On March 3, 2000, the plaintiffs in the New York action referred to in Note 5 filed an appeal of the order dismissing the consolidated complaint.

MORGAN STANLEY DEAN WITTER & CO.
Two World Trade Center
62nd Floor
New York, NY 10048
                                   Presorted
                                First Class Mail
                               U.S. Postage Paid
                                  Brooklyn, NY
                                 Permit No. 148