Form 10-Q
period 2000-03-31
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 2000-05-15
CIK 854915

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000 or

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

                         March 31, 2000


PART I. FINANCIAL INFORMATION
   Item 1.  Consolidated Financial Statements

     Consolidated Statements of Financial Condition
     March 31, 2000 (Unaudited) and December 31, 1999..... .....2

     Consolidated Statements of Operations for the
     Quarters Ended March 31, 2000 and 1999 (Unaudited)........3
     Consolidated Statements of Changes in Partners'
     Capital for the Quarters Ended March 31, 2000 and
     1999 (Unaudited).......................................... 4

     Consolidated Statements of Cash Flows for the
     Quarters Ended March 31, 2000 and 1999
     (Unaudited)................................................5

     Notes to Consolidated Financial Statements
     (Unaudited).............................................6-11

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations..................................... 12-19

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk...............................19-32

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings................................. 33

            Item    5.Other   Information........................
            ......... 33

            Item  6.  Exhibits  and Reports on  Form  8-K........
            .......... 34






                 PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                     March 31,     December 31,
                                        2000           1999
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                             4,962,880       6,014,023
    Net   unrealized   gain   on   open   contracts     1,342,982
380,736

      Total Trading Equity        6,305,862       6,394,759

Investment  in  Zero-Coupon U.S. Treasury Securities   39,681,140
40,367,536
Interest receivable (DWR)            24,706                24,726
Unrealized loss on Zero-Coupon U.S.
   Treasury Securities             (849,846)     (1,018,390)

      Total Assets               45,161,862      45,768,631

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
 Redemptions payable              2,607,495       1,341,552
 Accrued brokerage fees (DWR)       152,903         155,551
 Accrued administrative expenses    140,720         121,844
 Accrued management fee               38,226          38,888

      Total Liabilities           2,939,344       1,657,835
Minority Interest                   199,564         198,080

Partners' Capital
 Limited Partners (22,466.586  and
       23,879.732  Units, respectively)41,454,642   43,352,757
 General Partner (308 Units)        568,312             559,959
 Total Partners' Capital         42,022,954      43,912,716

  Total  Liabilities and Partners' Capital   45,161,862         4
5,768,631

NET ASSETS PER LIMITED PARTNERSHIP
 AGREEMENT                        42,022,954       43,912,716

NET ASSET VALUE PER UNIT            1,845.17         1,815.50

          The accompanying notes are an integral part of these consolidated financial statements.


              DEAN WITTER PRINCIPAL PLUS FUND L.P.
             CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
                                For the Quarters Ended March 31,

                                       2000            1999
                                        $            $
REVENUES
 Trading profit (loss):
        Realized                          (424,587)       586,273
Net change in unrealized           962,246      (946,109)
      Total Trading Results        537,659      (359,836)
    Interest   Income                     622,044         666,798
Change in value of Yield Pool      168,544    (1,112,237)
      Total Revenues             1,328,247       (805,275)
EXPENSES

 Brokerage fees (DWR)              452,359      505,908
 Management fees                   113,090      126,477
   Transaction   fees  and  costs           21,582         24,805
Administrative expenses             22,000       24,000

      Total Expenses               609,031      681,190

INCOME   (LOSS)  BEFORE  MINORITY  INTEREST719,216              (
1,486,465)
Minority     interest    in    income     (loss)            1,484
(35,121)
NET INCOME (LOSS)                  717,732     (1,451,344)
NET INCOME (LOSS) ALLOCATION

   Limited   Partners                    709,379      (1,434,712)
General Partner                      8,353       (16,632)
NET INCOME (LOSS)                  717,732   (1,451,344)
Less:  Net change in unrealized gain
     on   Zero-Coupon   U.S.   Treasury   Securities            -
1,112,237

NET INCOME (LOSS) ALLOCATED TO PARTNERS
 FOR TAX AND NET ASSET VALUATION     717,732    (339,107)

Net Income (Loss) Allocation for Tax and Net Asset
 Valuation
     Limited Partners                709,379    (335,188)
     General Partners                  8,353      (3,919)
Net Income (Loss) Allocation for Tax and Net Asset
    Valuation
     Limited Partners                  29.67      (12.72)
  General Partner                      29.67      (12.72)

          The accompanying notes are an integral part of these consolidated financial statements.

              DEAN WITTER PRINCIPAL PLUS FUND  L.P.
    CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 2000 and 1999
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
   December 31, 1998 26,653.343            $51,660,212           $603,953
$52,264,165
Net Loss                 -                 (1,434,712)           (16,632)
(1,451,344)

Redemptions             (377.918)              (708,556)                -
(708,556)

Partners' Capital,
   March 31, 1999      26,275.425          $49,516,944            $587,321
$50,104,265




Partners' Capital,
   December 31, 1999   24,187.732          $43,352,757           $559,959
$43,912,716

Net Income                -                709,379         8,353      717,732

Redemptions           (1,413.146)              (2,607,494)              -
(2,607,494)

Partners' Capital,
   March 31, 2000      22,774.586          $41,454,642            $568,312
$42,022,954













           The accompanying notes are an integral part of these consolidated financial statements.


              DEAN WITTER PRINCIPAL PLUS FUND L.P.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)




                                For the Quarters Ended March 31,

                                        2000         1999
                                           $         $

CASH FLOWS FROM OPERATING ACTIVITIES
Net   income  (loss)                     717,732                (
1,451,344)
Noncash item included in income (loss):
     Net change in unrealized        (962,246)            946,109
Change  in  value  of  yield  pool        (168,544)             1
,112,237

Decrease in operating assets:
     Investment  in  Zero-coupon U.S. Treasury  Securities686,396
201,432
     Interest receivable (DWR)             20               2,998
Increase (decrease) in operating liabilities:
        Accrued     brokerage     fee     (DWR)           (2,648)
(4,947)
    Accrued administrative expenses  18,876              24,000
    Accrued management fee              (662)            (1,236)
           Incentive       fee        payable                   -
(147,477)
Net    cash   provided   by   operating   activities      288,924
681,772

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase  (decrease)  in  redemptions  payable1,265,943      (
247,607)
Increase (decrease) in minority interest1,484            (35,121)
Redemptions        of       Units                     (2,607,494)
(708,556)

Net    cash   used   for   financing   activities     (1,340,067)
(991,284)
Net   decrease  in  cash               (1,051,143)              (
309,512)
Balance      at     beginning     of     period         6,014,023
9,270,594
Balance      at     end     of     period               4,962,880
8,961,082





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

Plus  Fund  L.P. (the "Partnership").  The consolidated financial

statements  and  condensed  notes  herein  should  be   read   in

conjunction  with  the  Partnership's December  31,  1999  Annual

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



The   general   partner   is   Demeter   Management   Corporation

("Demeter").  The non-clearing commodity broker  is  Dean  Witter

Reynolds  Inc.  ("DWR")  and an unaffiliated  clearing  commodity

broker,  Carr  Futures  Inc.  ("Carr"),  provides  clearing   and

execution  services.   Both  Demeter  and  DWR  are  wholly-owned

subsidiaries  of  Morgan Stanley Dean Witter & Co.   The  Trading

Manager to the Partnership

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


is RXR Inc. (the "Trading Manager").



2. Revenue Recognition

The  yield pool is valued at cost plus accreted interest with the accumulated  unrealized  gain  (loss)  on  the  Zero-Coupon  U.S.

Treasury   Securities  separately  disclosed.   The  year-to-date

change  in  the  yield pool's market value is  reflected  in  the

Consolidated   Statements   of  Operations.    The   consolidated

statements of financial condition and the consolidated statements of  operations  have been reconciled to reflect Net  Assets,  Net

Asset Value per Unit and Net Income (Loss) in accordance with the terms  of the Limited Partnership Agreement. For the three months ended  March  31,  2000,  $551,833 of interest  income  has  been accreted on the Yield Pool.  At March 31, 2000, the cost  of  the

Yield  Pool  was $31,421,425 and the accreted interest receivable thereon  was $8,259,715.  The market value of the Yield  Pool  on

March 31 2000, was approximately $38,831,294.



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

1999.   In  June 1999, the FASB issued SFAS No. 137,  "Accounting

for  Derivative Instruments and Hedging Activities - Deferral  of

the  Effective Date of SFAS No. 133," which defers  the  required implementation of SFAS No. 133 until fiscal year beginning  after

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



The  net  unrealized gain on open contracts  are  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  consolidated statements of financial condition  and  totaled

$1,342,982 and $380,736 at March 31, 2000 and December 31,  1999,

respectively.



Of  the $1,342,982 net unrealized gain on open contracts at March

31, 2000, $1,379,816 related to exchange-traded futures contracts and  ($36,834)  related to off-exchange-traded  forward  currency contracts.



Of the $380,736 net unrealized gain on open contracts at December

31,  1999,  $325,528 related to exchange-traded futures contracts and  $55,208  related  to  off-exchange-traded  forward  currency contracts.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




Exchange-traded  futures contracts held  by  the  Partnership  at

March  31,  2000 and December 31, 1999 mature through June  2000.

Off-exchange-traded  forward  currency  contracts  held  by   the

Partnership  at  March  31,  2000 and December  31,  1999  mature through June 2000 and March 2000, respectively.



The Partnership has credit risk associated with counterparty non-

performance.  The credit risk associated with the instruments  in which  the  Partnership  is involved is limited  to  the  amounts

reflected   in  the  Partnership's  consolidated  statements   of

financial condition.



The Partnership also has credit risk because DWR and Carr act  as the  futures  commission  merchants or the  counterparties,  with respect  to  most  of  the Partnership's assets.  Exchange-traded futures and futures-styled options contracts are marked to market on  a  daily basis, with variations in value settled on  a  daily basis. Each of DWR and Carr, as a futures commission merchant for all  of  the  Partnership's exchange-traded futures and  futures-

styled  options contracts, are required, pursuant to  regulations of the Commodity Futures Trading Commission ("CFTC") to segregate from  their  own  assets,  and for  the  sole  benefit  of  their commodity  customers,  all funds held by  them  with  respect  to exchange-traded

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)




futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-

styled  options contracts, which funds, in the aggregate, totaled

6,342,696 and $6,339,551 at March 31, 2000 and December 31, 1999,

respectively.  With  respect  to the Partnership's  off-exchange-

traded forward currency contracts, there are no daily settlements of  variations  in  value nor is there any  requirement  that  an amount equal to the net unrealized gain on open forward contracts be segregated.  With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability  of

Carr, the sole counterparty on all of such contracts, to perform.

The   Partnership  has  a  netting  agreement  with  Carr.   This

agreement,  which  seeks  to reduce both  the  Partnership's  and

Carr's   exposure   to   off-exchange-traded   forward   currency

contracts,  should  materially decrease the Partnership's  credit

risk  in  the  event of Carr's bankruptcy or insolvency.   Carr's

parent,   Credit  Agricole  Indosuez,  has  guaranteed   to   the

Partnership  payment  of  the  net  liquidating  value   of   the

transactions  in  the Partnership's account with Carr  (including foreign currency contracts).

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker and Carr as clearing broker in separate  futures trading  accounts  established for  the  Trading  Manager,  which assets  are  used as margin to engage in trading. The assets  are

held   in  either  non-interest-bearing  bank  accounts   or   in

securities  and instruments permitted by the CFTC for  investment

of  customer  segregated  or secured  funds.   The  Partnership's

assets held by the commodity brokers may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose  is  to  trade in futures, forwards, and options,  it  is expected  that the Partnership will continue to own  such  liquid assets for margin purposes.



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



Capital  Resources - The Partnership does not have, or expect  to have,  any  capital assets.  Redemptions of additional  units  of limited  partnership  interest ("Unit(s)")  in  the  future  will affect  the amount of funds available for investments in  futures interests in subsequent periods.  It is not possible to  estimate the  amount  and  therefore, the impact of future redemptions  of

Units.



Results of Operations

General.  The Partnership's results depend on its Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets.  The following presents  a summary  of  the  Partnership's operations for the  three  months ended  March  31,  2000  and 1999, respectively,  and  a  general

discussion of its trading activities during each period.   It  is

important  to note, however, that the Trading Manager  trades  in various markets at different times and that prior activity  in  a particular market does not mean that such market will be actively traded  by  the  Trading Manager or will  be  profitable  in  the

future.    Consequently,  the  results  of  operations   of   the

Partnership are difficult to discuss other than in the context of its  Trading  Manager's  trading  activities  on  behalf  of  the

Partnership  as a whole and how the Partnership has performed  in the past.



For the Quarter Ended March 31, 2000

For  the  quarter ended March 31, 2000, the Partnership  recorded trading  revenues, including interest income and change in  value of  the  yield pool of $1,328,247 and posted an increase  in  Net

Asset Value per Unit. The most significant gains of approximately

1.3%  were  recorded  during February and  March  in  the  global interest  rate  futures  component from long  positions  in  U.S.

interest  rate  futures  as  prices  moved  higher  followed   by

volatility in the U.S. stock markets as investors shifted  assets into U.S. Treasury notes from stocks.  During January, gains were recorded  from  short positions in eurodollar futures  as  prices decreased as short-term U.S. interest rates climbed after a government report pointed to rising wage costs. In the currency markets, profits of approximately 0.2% were recorded during March from long Japanese yen positions versus the Australian dollar and from  cross-rate positions, specifically in the euro relative  to the  British pound, as the value of the European common  currency weakened  during  January versus the pound,  hurt  by  skepticism about  Europe's economic outlook and lack of public  support  for the  economy  from  European officials.  In the  metals  markets,

gains of approximately 0.2% were recorded early in February  from long  nickel futures positions as nickel prices climbed to  their highest  level  in five years.  In the energy markets,  gains  of approximately  0.1%  were  recorded  during  February  from  long positions  in crude oil futures and its refined products  as  oil prices increased on concerns about future output levels from  the world's leading producer countries amid dwindling stockpiles  and increasing demand.  These gains were partially offset  by  losses of  approximately 0.2% recorded during February in the  livestock markets  from short lean hog futures positions as prices  climbed higher  amid expectations of higher wholesale pork prices due  to light slaughter rates.  During January, losses were incurred from long  positions  in live cattle futures as prices declined  after the  USDA  raised  its forecast for U.S. red meat  production  in

2000.  In the agricultural markets, losses of approximately  0.2%

were  experienced  from  long corn futures  positions  as  prices declined later in March amid rainfall in the U.S. Midwest. Early in February, losses were incurred from long positions in soybean oil  as  prices moved lower following rains in the growing region of  South America, particularly Brazil.  Total expenses  for  the three months ended March 31, 2000 were $609,301, resulting in net

income  before  minority  interest  of  $719,216.   The  minority

interest  in such income was $1,484, resulting in net  income  of

$717,732 for the Partnership. The value of a Unit increased  from

$1,815.50 at December 31, 1999 to $1,845.17 at March 31, 2000.



For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total  trading losses net of interest income and change in  value of  the yield pool of $805,275 and posted a decrease in Net Asset

Value  per  Unit.   The most significant losses of  approximately

1.7%  were  experienced primarily during February  in  the  fixed income  component  of  the  balanced  portfolio  from  long  U.S.

interest rate futures positions as prices dropped in reaction  to

Federal   Reserve   Chairman   Alan   Greenspan's   warnings   in

Congressional  testimony late in February that a  strong  economy

could   reignite  inflation.   Fears  that  the  Federal  Reserve

eventually could boost target interest rates pushed down domestic bond  prices and forced yields higher.  In the livestock markets,

losses of approximately 0.2% were recorded mainly in January from short  positions  in hog and cattle futures  as  prices  in  both markets moved sharply higher on concerns that winter storms would hurt supplies, on reports of an increase in demand and plans for
government  aid  programs to help struggling  farmers.   In  soft

commodities, losses of approximately 0.1% were experienced mostly during  March  from  short  cotton futures  positions  as  prices

increased   to   their  highest  level  since   mid-December   on

technically  motivated  speculative buying  and  rumors  that  an

influential  merchant  turned bullish early  in  March.   In  the

metals  markets,  losses  of  approximately  0.1%  were  recorded largely  from  short  copper futures positions  as  prices  moved significantly higher in late March in response to  a  decline  in

LME  warehouse stocks and evidence that Japanese consumption  has

stabilized.   These  losses were partially  offset  by  gains  of

approximately   0.4%  recorded  in  the  stock  index   component

primarily  during  January and March  from  long  S&P  500  Index futures positions as domestic equity prices increased in reaction to  Wall Street reaching a major milestone during March,  as  the

Dow  Jones  Industrial Average hit 10,000  for  the  first  time.

Overall,  stock  prices  were  boosted  by  widespread  favorable sentiment  towards the U.S. economy and robust trading  momentum.

In  the  currency  markets,  gains  of  approximately  0.4%  were recorded  throughout a majority of the quarter mainly from  short euro  positions  as the value of the U.S. dollar  hit  new  highs during  March versus the European common currency on the strength of  the  U.S. economy, concerns pertaining to the economic health of  Europe  and Japan and growing uncertainty about the  military

action   in  Yugoslavia.   In  the  energy  markets,   gains   of

approximately 0.3% were recorded mostly during March from long
positions   in  crude  and  gas  oil  futures  as  prices   moved

significantly higher due largely to the news that both  OPEC  and non-OPEC  countries had reached an agreement to cut total  output by  approximately  two million barrels a day beginning  April  1,

1999.    In   the   agricultural  markets,   smaller   gains   of

approximately  0.2%  were  recorded  primarily  in  January   and

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


The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicates the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary market risk category as of March 31, 2000  and  1999.

At   March   31,   2000   and  1999,  the   Partnership's   total

capitalization  was approximately $42 million  and  $50  million,

respectively.

     Primary Market         March 31, 2000      March 31, 1999
     Risk Category          Value at Risk       Value at Risk

     Interest Rate              (0.68)%            (0.61)%

     Equity                     (0.59)             (0.81)

     Currency                   (0.29)             (0.25)

     Commodity                  (0.16)             (0.16)

     Aggregate Value at Risk    (1.02)%            (1.06)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.


The  table  above  represents the VaR  of  the  Partnership's  open positions  at  March 31, 2000 and 1999 only and is not  necessarily representative  of  either  the  historic  or  future  risk  of  an investment  in  the  Partnership. Because  the  Partnership's  only business  is  the  speculative trading of  futures  interests,  the composition of its trading portfolio can change significantly  over

any  given time period, or even within a single trading  day.   Any

changes in open positions could positively or negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from April 1,

1999 through March 31, 2000.



Primary Market Risk Category        High       Low     Average

Interest Rate                      (0.68)%   (0.42)%   (0.56)%

Equity                             (0.81)    (0.16)    (0.45)
Currency                           (0.29)    (0.22)    (0.26)

Commodity                          (0.21)    (0.14)    (0.17)

Aggregate Value at Risk            (1.06)%   (0.55)%   (0.81)%



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



The  VaR tables above present the results of the Partnership's  VaR for  each  of  the Partnership's market risk exposures  and  on  an aggregate  basis  at March 31, 2000 and for the  end  of  the  four quarterly  reporting periods from April 1, 1999 through  March  31,

2000.   Since  VaR is based on historical data, VaR should  not  be

viewed   as   predictive  of  the  Partnership's  future  financial

performance or its ability to manage or monitor risk.  There can be no  assurance that the Partnership's actual losses on a  particular day  will  not exceed the VaR amounts indicated above or that  such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership  has non-trading market risk on its  foreign  cash balances not needed for margin.  These balances and any market risk they  may represent are immaterial.  The Partnership also maintains a  substantial portion (approximately 10%) of its available  assets in cash at DWR.  A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

The  Partnership also has non-trading risk on the Zero-Coupon  U.S.

Treasury  Securities it holds to support the guaranteed  Net  Asset

Value  per  Unit at the Guaranteed Redemption Date  of  August  31,

2003.  The  fair value of these securities is subject  to  interest rate risk.



For  non-trading  securities, the Partnership measures  its  market

risk   using   sensitivity  analysis.   The  sensitivity   analysis

estimates   the  potential  change  in  fair  value  based   on   a

hypothetical  10% change in interest rates.  Based on  the  current valuation  of  the  Zero-Coupon U.S. Treasury  Securities,  such  a change  in interest rates will cause an approximately 4.68% decline in their fair value.  Such a change will not have a material effect on the Net Asset Value per Unit.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of March 31, 2000, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



Interest  Rate  - The primary market exposure in the  Partnership at  March 31, 2000 was in the interest rate sector.  Exposure was

spread   across  the  U.S.,  European,  Japanese  and  Australian

interest  rate sectors.  Interest rate movements directly  affect the  price  of the sovereign bond futures positions held  by  the

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

Demeter  anticipates that G-7 and Australian interest rates  will remain the primary interest rate exposure of the Partnership  for the foreseeable future.  The changes in interest rates which have the  most effect on the Partnership are changes in long-term,  as opposed  to  short-term, rates.  Most of the speculative  futures positions  held  by the Partnership are in medium-  to  long-term instruments.  Consequently, even a material change in  short-term rates  would  have  little effect on the  Partnership,  were  the medium- to long-term rates to remain steady.



Equity  -   The second largest market exposure at March 31,  2000

was  in  the  global  stock index complex.   The  primary  equity

exposure is to equity price risk in the G-7 countries.  The stock index  futures  traded by the Partnership are by law  limited  to futures  on  broadly based indices.  As of March  31,  2000,  the

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



Currency   -  The Partnership's currency exposure is to  exchange

rate  fluctuations,  primarily  fluctuations  which  disrupt  the historical pricing relationships between different currencies and currency  pairs.  Interest rate changes as well as political  and

general  economic  conditions influence these fluctuations.   The

Partnership  trades  in  a large number of currencies,  including cross-rates - i.e., positions between two currencies  other  than

the   U.S.   dollar.   For  the  first  quarter  of   2000,   the

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

Commodity

Soft  Commodities  and Agriculturals - On  March  31,  2000,  the

Partnership  had  exposure  in the markets  that  comprise  these sectors.  Most of the exposure, however, was in the soybean  oil,

livestock  and  corn  markets.  Supply and  demand  inequalities,

severe  weather disruption and market expectations  affect  price movements in these markets.



Energy  -   On March 31, 2000, the Partnership's energy  exposure

was  shared  by  futures contracts in the  oil  and  natural  gas

markets.   Price movements in these markets result from political

developments  in  the  Middle East, weather patterns,  and  other

economic  fundamentals.   It  is possible  that  volatility  will

remain  high and that significant profits and losses, which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and is expected to continue in this choppy pattern.



Metals  -   The  Partnership's  metals  market  exposure  is   to

fluctuations  in  the price of base metals.   During  periods  of

volatility,  base  metals  will affect performance  dramatically.

Demeter  anticipates that the base metals will remain the primary metals market exposure of the Partnership.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  were the only non-trading risk exposures  of  the

Partnership as of March 31, 2000:



Foreign  Currency  Balances - The Partnership's  primary  foreign

currency  balances  are  in Australian dollars  and  euros.   The

Partnership  controls the non-trading risk of these  balances  by regularly  converting  these  balances  back  into  dollars  upon liquidation of the respective position.



Zero-Coupon U.S. Treasury Securities

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

Cash   and  Zero-Coupon  U.S.  Treasury  Securities  are  the  only

Partnership  investments  directed  by  Demeter,  rather  than  the

Trading Manager.

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

On  March 3, 2000, the plaintiffs in the New York action filed an appeal of the order dismissing the consolidated complaint.

(Please  refer to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-K for the year ended December 31, 1999  for a more detailed discussion).



Item 5.   OTHER INFORMATION

Effective  January 31, 2000, Mark J. Hawley resigned as  Chairman of  the  Board and a Director of Demeter and DWFCM and Robert  E.

Murray replaced him as Chairman of the Board of Demeter and  Dean

Witter Futures and Currency Management Inc. ("DWFCM").



Demeter  has determined, commencing in May 2000, to transfer  the

Partnership's futures and options clearing from Carr Futures Inc.

to  Morgan  Stanley & Co. Incorporated ("MS & Co."), an affiliate of  Demeter,  while trades on the London Metal Exchange  will  be cleared  by Morgan Stanley & co. International Limited  ("MSIL"),

also  an  affiliate of Demeter.  In addition, MS & Co.  and  MSIL rather than Carr Futures, will act as the counterparty on all  of

the  Partnership's  foreign currency forward  trades.   DWR  will

continue  to  act as the non-clearing commodity  broker  for  the

Partnership.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (A)  Exhibits

   10.03     Amended and Restated Customer Agreement, dated as of
         December 1, 1997, between the Partnership and Dean Witter Reynolds Inc. is filed herewith.

   10.04 Customer Agreement, dated as of December 1, 1997, among the Partnership, Carr Futures, Inc., and Dean Witter Reynolds Inc. is filed herewith.

         10.05 International Foreign Exchange Master Agreement, dated as of August 1, 1997, between the Partnership and Carr Futures, Inc. is filed herewith.

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




                             Dean Witter Principal Plus
                              Fund L.P. (Registrant)

                             By: Demeter Management Corporation
                                (General Partner)

May 12, 2000                 By: /s/  Lewis A. Raibley, III
                                      Lewis A. Raibley, III
                                         Director    and    Chief
Financial                                       Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.