Form 10-Q/A
period 1998-09-30
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 2000-08-14
CIK 854915

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-Q/A



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2000 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For          the          transition         period          from
to___________________

Commission File No. 0-26280


       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.

     (Exact name of registrant as specified in its charter)


          Delaware                                13-3782225
State   or  other  jurisdiction  of                       (I.R.S.
Employer
incorporation or organization)                     Identification
No.)


c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY         10048
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

Yes    X            No___________

                           SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            Morgan Stanley Dean Witter Spectrum
                            Strategic L.P. (Registrant)

                            By: Demeter Management Corporation
                            (General Partner)

August 14, 2000             By:/s/ Raymond E. Koch__________
                                   Raymond E. Koch
                                   Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

                      MANAGEMENT AGREEMENT


          THIS AGREEMENT, made as of the 1st day of June, 2000 among MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P., a Delaware limited partnership (the "Partnership"), DEMETER MANAGEMENT CORPORATION, a Delaware corporation (the "General
Partner"), and ECLIPSE CAPITAL MANAGEMENT, INC., a Delaware corporation (the "Trading Advisor").


                           WITNESSETH:

          WHEREAS, the Partnership has been organized pursuant to the Limited Partnership Agreement dated as of May 27, 1994 (the "Limited Partnership Agreement"), to trade, buy, sell, spread, or otherwise acquire, hold, or dispose of commodities (including, but not limited to, foreign currencies, mortgage-backed securities, money market instruments, financial instruments, and any other securities or items which are now or may hereafter be the subject of futures contract trading), domestic and foreign commodity futures contracts, commodity forward contracts, foreign exchange commitments, options on physical commodities and on futures contracts, spot (cash) commodities and currencies, and any rights pertaining thereto (hereinafter referred to collectively as "futures interests") and securities (such as United States Treasury bills) approved by the Commodity Futures Trading Commission (the "CFTC") for investment of customer funds;

          WHEREAS, the Partnership became a member partnership of the Morgan Stanley Dean Witter Spectrum Series (the "Fund Group") by entering into an agreement pursuant to which units of limited partnership interest ("Units") of such member partnerships are sold to investors in a common offering under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to a Registration Statement on Form S-1 as it may be amended from time to time (the "Registration Statement") and a final Prospectus, constituting a part thereof as it may be amended and supplemented from time to time (the "Prospectus"), and thereafter, pursuant to which such Units can be exchanged by a limited partner of a member partnership of the Fund Group for six months for Units of other member partnerships of the Fund Group at 100% of the respective Net Asset Value (as defined in Section 7(d)(2) of the Limited Partnership Agreement) thereof;

          WHEREAS, the Trading Advisor has extensive experience trading in futures interests and is willing to provide certain services and undertake certain obligations as set forth herein;

          WHEREAS, the Partnership desires the Trading Advisor to act as a trading advisor for the Partnership and to make investment decisions with respect to futures interests for its allocated share of the Partnership's Net Assets (as defined in Section 6(c) hereof) and the Trading Advisor desires so to act; and

          WHEREAS, the Partnership, the General Partner and the Trading Advisor wish to enter into this Management Agreement which, among other things, sets forth certain terms and
      conditions upon which the Trading Advisor  will  conduct  a portion of the Partnership's futures interests trading;

          NOW THEREFORE, the parties hereto hereby agree as follows:
1.    Undertakings in Connection with the Continuing Offering  of
Units.

          (a) The Trading Advisor agrees with respect to the continuing offering of Units: (i) to make all disclosures regarding itself, its principals and affiliates, its trading performance, its trading programs, systems, methods, and strategies (subject to the need, in the reasonable discretion of the Trading Advisor, to preserve the confidentiality of proprietary information concerning such programs, systems, methods, and strategies), any client accounts over which it has discretionary trading authority (other than the names of any such clients), and otherwise, as the Partnership may reasonably require (x) to be made in the Partnership's Prospectus required by Section 4.21 of the regulations of the CFTC, including any amendments or supplements thereto, or (y) to comply with any applicable federal or state law or rule or regulation, including those of the Securities and Exchange Commission (the "SEC"), the CFTC, the National Futures Association (the "NFA"), the National Association of Securities Dealers, Inc. (the "NASD") or any other regulatory body, exchange, or board; and (ii) otherwise to cooperate with the Partnership, the General Partner, and Dean Witter Reynolds Inc., the selling agent for the Partnership ("DWR") by providing information regarding the Trading Advisor in connection with the preparation and filing of the Registration Statement and Prospectus, including any amendments or supplements thereto, with the SEC, CFTC, NFA, NASD, and with appropriate governmental authorities as part of making application for registration of the Units under the securities or Blue Sky laws of such jurisdictions as the Partnership may deem appropriate.
As used herein, the term "principal" shall have the meaning as defined in Section 4.10(e) of the CFTC's Regulations and the term "affiliate" shall mean an individual or entity that directly or indirectly controls, is controlled by, or is under common control with, the Trading Advisor.

          (b) If, while Units continue to be offered and sold, the Trading Advisor becomes aware of any materially untrue or misleading statement or omission regarding itself or any of its principals or affiliates in the Registration Statement or
Prospectus, or of the occurrence of any event or change in circumstances which would result in there being any materially untrue or misleading statement or omission in the Registration Statement or Prospectus regarding itself or any of its principals or affiliates, the Trading Advisor shall promptly notify the General Partner and shall cooperate with it in the preparation of any necessary amendments or supplements to the Registration Statement or Prospectus. Neither the Trading Advisor nor any of its principals, or affiliates, or any stockholders, officers, directors, or employees shall distribute the Prospectus or selling literature or shall engage in any selling activities whatsoever in connection with the continuing offering of Units except as may be specifically requested by the General Partner.
      2.  Duties of the Trading Advisor.

          (a) The Trading Advisor hereby agrees to act as a Trading Advisor for the Partnership and, as such, shall have sole authority and responsibility for directing the investment and reinvestment of its allocable share of the Net Assets of the Partnership on the terms and conditions and in accordance with the prohibitions and trading policies set forth in this Agreement, or the Prospectus or as otherwise provided in writing and consented to by the Trading Advisor; provided, however, that the General Partner may override the instructions of the Trading Advisor to the extent necessary (i) to comply with the trading policies of the Partnership and with applicable speculative position limits, (ii) to fund any distributions, redemptions, or reapportionments among other trading advisors to the Partnership,
(iii) to pay the Partnership's expenses, (iv) to the extent the General Partner believes doing so is necessary for the protection of the Partnership, (v) to terminate the futures interests trading of the Partnership, or (vi) to comply with any applicable law or regulation. The General Partner agrees not to override any such instructions for the reasons specified in clauses (ii) or (iii) of the preceding sentence unless the Trading Advisor fails to comply with a request of the General Partner to make the necessary amount of funds available to the Partnership within five calendar days of such request. The Trading Advisor shall not be liable for the consequences of any decision by the General Partner to override instructions of the Trading Advisor, except to the extent that the Trading Advisor is in breach of this Agreement. In performing services to the Partnership the Trading Advisor may not materially alter the trading program(s) used by the Trading Advisor in investing and reinvesting its allocable share of the Partnership's Net Assets in futures interests as described in the Prospectus without the prior written consent of the General Partner, it being understood that changes in the futures interests or markets traded shall not be deemed an alteration in the Trading Advisor's trading program(s).

          (b)  The Trading Advisor shall:

               (i) Exercise good faith and due care in trading futures interests for the account of the Partnership in accordance with the prohibitions and trading policies of the Partnership described in the Prospectus, Exhibit A hereto, and as otherwise provided in writing and consented to by the Trading Advisor and the trading programs, systems, methods, and strategies of the Trading Advisor described in the Prospectus, with such changes and additions to such trading programs, systems, methods or strategies as the Trading
     Advisor, from time to time, incorporates into its trading programs for accounts the size of the Partnership.

               (ii) Subject to reasonable assurances of confidentiality by the General Partner and the Partnership, provide the General Partner, within 30 days of a reasonable request therefor by the General Partner, with information comparing the performance of the Partnership's account and the performance of all other client accounts directed by the Trading Advisor using the trading programs used by the Trading Advisor for the Partnership over a specified period of time. In providing such information, the Trading Advisor may take such steps as are necessary to assure the confidentiality of the Trading Advisor's clients' identities. The Trading Advisor shall, upon the General
     Partner's reasonable request, consult with the General Partner concerning any discrepancies between the performance of such other accounts and the Partnership's account. The
           Trading  Advisor  shall promptly  inform  the  General
     Partner of any material discrepancies of which the Trading Advisor is aware. The General Partner acknowledges that different trading programs, strategies or implementation methods may be utilized for different accounts, accounts with different trading policies, accounts experiencing differing inflows or outflows of equity, accounts that commence trading at different times, accounts which have different portfolios or different fiscal years and that such differences may cause divergent trading results.

               (iii) Upon the reasonable request of the General Partner and subject to reasonable assurances of confidentiality by the General Partner and the Partnership, provide the General Partner with all material information concerning the Trading Advisor other than proprietary information (including, without limitation, information relating to changes in control, personnel, trading approach, or financial condition). The General Partner acknowledges that all trading instructions made by the Trading Advisor will be held in confidence by the General Partner, except to the extent necessary to conduct the business of the Partnership or as required by law.

               (iv)  Inform the General Partner when the  Trading
     Advisor's open positions maintained by the Trading Advisor exceed the Trading Advisor's applicable speculative position limits.

          (c) All purchases and sales of futures interests pursuant to this Agreement shall be for the account, and at the risk, of the Partnership and not for the account, or at the risk, of the Trading Advisor or any of its stockholders, directors, officers, or employees, or any other person, if any, who controls the Trading Advisor within the meaning of the Securities Act. All brokerage fees arising from trading by the Trading Advisor shall be for the account of the Partnership. The Trading Advisor makes no representations as to whether its trading will produce profits or avoid losses.

          (d) Notwithstanding anything in this Agreement to the contrary, the Trading Advisor shall assume financial responsibility for any errors committed or caused by it in transmitting orders for the purchase or sale of futures interests for the Partnership's account, including payment to DWR of the floor brokerage commissions, exchange and NFA fees, and other transaction charges and give-up charges incurred by DWR on such trades but only for the amount of DWR's out-of-pocket costs in respect thereof. The Trading Advisor's errors shall include, but not be limited to, inputting improper trading signals or communicating incorrect orders for execution. However, the Trading Advisor shall not be responsible for errors committed or caused by DWR or by floor brokers or other futures commission merchants. The Trading Advisor shall have an affirmative obligation promptly to notify the General Partner of its own errors, and the Trading Advisor shall use its best efforts to identify and promptly notify the General Partner of any order or trade which the Trading Advisor reasonably believes was not executed in accordance with its instructions.

          (e) Prior to the commencement of trading, the General Partner on behalf of the Partnership shall deliver to the Trading Advisor a trading authorization appointing the Trading Advisor the Partnership's attorney-in-fact for such purpose.
      3.    Designation  of  Additional  Trading   Advisors   and
Reallocation of Net Assets.

          (a) If the General Partner at any time deems it to be in the best interests of the Partnership, the General Partner may designate an additional trading advisor or advisors for the Partnership and may apportion to such additional trading advisor(s) the management of such amounts of Net Assets as the General Partner shall determine in its absolute discretion. The designation of an additional trading advisor or advisors and the apportionment of Net Assets to any such trading advisor(s) pursuant to this Section 3 shall neither terminate this Agreement nor modify in any regard the respective rights and obligations of the Partnership, the General Partner and the Trading Advisor hereunder. In the event that an additional trading advisor or advisors is so designated, the Trading Advisor shall thereafter receive management and incentive fees based, respectively, on that portion of the Net Assets managed by the Trading Advisor and the Trading Profits attributable to the trading by the Trading Advisor.

          (b) The General Partner may at any time and from time to time upon two business days' prior notice reallocate Net Assets allocated to the Trading Advisor to any other trading advisor or advisors of the Partnership or allocate additional Net Assets upon two business days' prior notice to the Trading Advisor from such other trading advisor or advisors; provided that any such addition to or withdrawal from Net Assets allocated to the Trading Advisor of the Net Assets will only take place on the last day of a month unless the General Partner determines that the best interests of the Partnership require otherwise.
4.   Trading Advisor Independent.

          For all purposes of this Agreement, the Trading Advisor shall be deemed to be an independent contractor and shall, unless otherwise expressly provided herein or authorized, have no authority to act for or represent the Partnership in any way or otherwise be deemed an agent of the Partnership. Nothing contained herein shall be deemed to require the Partnership to take any action contrary to the Limited Partnership Agreement, the Certificate of Limited Partnership of the Partnership as from time to time in effect (the "Certificate of Limited Partnership"), or any applicable law or rule or regulation of any regulatory body, exchange, or board. Nothing herein contained shall constitute the Trading Advisor or any other trading advisor or advisors for the Partnership as members of any partnership, joint venture, association, syndicate or other entity, or be deemed to confer on any of them any express, implied, or apparent authority to incur any obligation or liability on behalf of any other. It is expressly agreed that the Trading Advisor is neither a promoter, sponsor, or issuer with respect to the Partnership, nor does the Trading Advisor have any authority or responsibility with respect to the sale or issuance of Units.
5.   Commodity Broker.

          The Trading Advisor shall effect all transactions in futures interests for the Partnership through, and shall maintain a separate account with, such commodity broker or brokers as the General Partner shall direct. At the present time, DWR shall act as non-clearing commodity broker and Morgan Stanley & Co. Incorporated ("MS & Co."), an affiliate of the general partner, shall act as the clearing commodity broker for the Partnership, with the exception of trades on the London Metal Exchange which will be cleared by Morgan Stanley & Co. International Limited ("MSIL"), also an affiliate of the general partner. In addition, MS & Co. will act as the counterparty on all of the foreign currency forward trades for the Partnership. The General Partner shall provide the Trading Advisor with copies of brokerage statements. Notwithstanding that MS & Co. and MSIL shall act as the clearing commodity brokers for the Partnership, the Trading Advisor may execute trades through floor brokers other than those employed by MS & Co. and MSIL so long as arrangements are made for such floor brokers to "give-up" or transfer the positions to MS & Co. or MSIL and provided that the rates charged by such floor brokers have been approved in writing by DWR. The Trading Advisor will not be responsible for paying give-up fees.
6.   Fees.

          (a) For the services to be rendered to the Partnership by the Trading Advisor under this Agreement, the Partnership shall pay the Trading Advisor the following fees:

               (i) A monthly management fee, without regard to the profitability of the Trading Advisor's trading for the Partnership's account, equal to 1/12 of 3% (a 3% annual rate) of the "Net Assets" of the Partnership allocated to the Trading Advisor (as defined in Section 6(c)) as of the opening of business on the first day of each calendar month.

               (ii) A monthly incentive fee equal to 15% of the "Trading Profits" (as defined in Section 6(d)) as of the end of each calendar month, payable on a non-netted basis vis-a-vis other trading advisors(s) of the Partnership.

          (b) If this Agreement is terminated on a date other than the last day of a month, the incentive fee described above shall be determined as if such date were the end of a month. If this Agreement is terminated on a date other than the end of a month, the management fee described above shall be prorated based on the ratio of the number of trading days in the month through the date of termination to the total number of trading days in the month. If, during any month after the Partnership commences trading operations (including the month in which the Partnership commences such operations), the Partnership does not conduct business operations, or suspends trading for the account of the Partnership managed by the Trading Advisor, or, as a result of an act or material failure to act by the Trading Advisor, is otherwise unable to utilize the trading advice of the Trading Advisor on any of the trading days of that period for any reason, the management fee described above shall be prorated based on the ratio of the number of trading days in the month which the Partnership account managed by the Trading Advisor engaged in trading operations or utilized the trading advice of the Trading Advisor to the total number of trading days in the month.

          (c) As used herein, the term "Net Assets" shall have the same meaning ascribed thereto in Section 7(d)(1) of the Limited Partnership Agreement.

          (d) As used herein, the term "Trading Profits" shall mean net futures interests trading profits (realized and unrealized) earned on the Partnership's Net Assets allocated to the Trading Advisor, decreased by the Trading Advisor's monthly management fees and a pro rata portion of the monthly brokerage fee relating to the Trading Advisor's allocated Net Assets; with such trading profits and items of decrease determined from the end of the last calendar month in which an incentive fee was earned by the Trading Advisor or, if no incentive fee has been earned previously by the Trading Advisor, from the date that the Partnership commenced trading to the end of the month as of which such incentive fee calculation is being made. No incentive fee will be paid on interest income earned by the Partnership.

          (e) If any payment of incentive fees is made to the Trading Advisor on account of Trading Profits earned by the Partnership on Net Assets allocated to the Trading Advisor and the Partnership thereafter fails to earn Trading Profits or experiences losses for any subsequent incentive period with respect to such amounts so allocated, the Trading Advisor shall be entitled to retain such amounts of incentive fees previously paid to the Trading Advisor in respect of such Trading Profits. However, no subsequent incentive fees shall be payable to the Trading Advisor until the Partnership has again earned Trading Profits on the Trading Advisor's allocated Net Assets; provided, however, that if the Trading Advisor's allocated Net Assets are reduced or increased because of redemptions, additions or reallocations that occur at the end of, or subsequent to, an incentive period in which the Partnership experiences a futures interests trading loss with respect to Net Assets allocated to the Trading Advisor, the trading loss for that incentive period which must be recovered before the Trading Advisor's allocated Net Assets will be deemed to experience Trading Profits will be equal to the amount determined by (x) dividing the Trading Advisor's allocated Net Assets after such increase or decrease by the Trading Advisor's allocated Net Assets immediately before such increase or decrease and (y) multiplying that fraction by the amount of the unrecovered futures interests trading loss experienced in that month prior to such increase or decrease. In the event that the Partnership experiences a futures interests trading loss in more than one month with respect to the Trading Advisor's allocated Net Assets without the payment of an intervening incentive fee and Net Assets are increased or reduced in more than one such month because of redemptions, additions or reallocations, then the trading loss for each such month shall be adjusted in accordance with the formula described above and such increased or reduced amount of futures interests trading loss shall be carried forward and used to offset subsequent futures interest trading profits. The portion of redemptions to be allocated to the Net Assets of the Partnership managed by each of the trading advisors to the Partnership shall be in the sole discretion of the General Partner.
7.   Term.

          This Agreement shall continue in effect until June 30, 2002 (the "Initial Termination Date"). If this Agreement is not terminated on the Initial Termination Date, as provided for herein, then, this Agreement shall automatically renew for an additional one-year period and shall continue to renew for additional one-year periods until this Agreement is otherwise terminated, as provided for herein. At least thirty days prior to the expiration of the Initial Termination Date or any subsequent one-year period, as the case may be, the Trading Advisor may terminate this Agreement at the end of the current period by providing written notice to the Partnership indicating that the Trading Advisor desires to terminate this Agreement at the end of such period. This Agreement shall also terminate if the Partnership terminates. The Partnership shall have the right to terminate this Agreement at its discretion (a) at any month end upon five calendar days' prior written notice to the Trading Advisor or (b) at any time upon written notice to the
Trading Advisor upon the occurrence of any of the following events: (i) if any person described as a "principal" of the Trading Advisor in the Prospectus ceases for any reason to be an active executive officer of the Trading Advisor; (ii) if the
Trading Advisor becomes bankrupt or insolvent; (iii) if the Trading Advisor is unable to use its trading programs, systems or methods as in effect on the date hereof and as refined and modified in the future for the benefit of the Partnership; (iv) if the registration, as a commodity trading advisor, of the
Trading Advisor with the CFTC or its membership in the NFA is revoked, suspended, terminated, or not renewed, or limited or qualified in any respect; (v) except as provided in Section 12 hereof, if the Trading Advisor merges or consolidates with, or sells or otherwise transfers its advisory business, or all or a substantial portion of its assets, any portion of its futures interests trading programs, systems or methods, or its goodwill to, any individual or entity; (vi) if the Trading Advisor's initially allocated Net Assets, after adjusting for distributions, additions, redemptions, or reallocations, if any, shall decline by 50% or more as a result of trading losses or if Net Assets allocated to the Trading Advisor fall below
$5,000,000.00 at any time; (vii) if, at any time, the Trading Advisor violates any trading or administrative policy described in writing to the Trading Advisor by the General Partner, except with the prior express written consent of the General Partner; or
(viii) if the Trading Advisor fails in a material manner to perform any of its obligations under this Agreement. The Trading Advisor may terminate this Agreement at any time, upon written notice to the Partnership, in the event: (i) that the General Partner imposes additional trading limitation(s) in the form of one or more trading policies or administrative policies which the Trading Advisor does not agree to follow in its management of its allocable share of the Partnership's Net Assets; (ii) the General Partner objects to the Trading Advisor implementing a proposed material change in the Trading Advisor's trading program(s) used by the Partnership and the Trading Advisor certifies to the General Partner in writing that it believes such change is in the best interests of the Partnership; (iii) the General Partner overrides a trading instruction of the Trading Advisor for reasons unrelated to a determination by the General Partner that the Trading Advisor has violated the Partnership's trading policies and the Trading Advisor certifies to the General Partner in writing that as a result, the Trading Advisor believes the performance results of the Trading Advisor relating to the Partnership will be materially adversely affected; (iv) the Partnership materially breaches this Agreement and does not correct the breach within 10 business days of receipt of a written notice of such breach from the Trading Advisor; or (v) the Trading Advisor has amended its trading program to include a foreign futures or option contract which may lawfully be traded by the Partnership under CFTC regulations and counsel, mutually acceptable to the parties, has not opined that such inclusion would cause adverse tax consequences to Limited Partners and the General Partner does not consent to the Trading Advisor's trading such contract for the Partnership within five business days of a written request by the Trading Advisor to do so, and, if such consent is given, does not make arrangements to facilitate such trading within 90 days of such notice. In addition, the Trading Advisor may terminate this Agreement by providing 30 days prior written notice to the General Partner if the Partnership's Net Assets allocated to the Trading Advisor fall below $5,000,000 at any time.

          The indemnities set forth in Section 8 hereof shall survive any termination of this Agreement.
      8.  Standard of Liability; Indemnifications.

          (a) Limitation of Trading Advisor Liability. In respect of the Trading Advisor's role in the futures interests trading of the Partnership's assets, none of the Trading Advisor, or its controlling persons, its affiliates, and their respective directors, officers, shareholders, employees or controlling persons shall be liable to the Partnership or the General Partner or their partners, officers, shareholders, directors or controlling persons except that the Trading Advisor shall be liable for acts or omissions of any such person provided that such act or omission constitutes a breach of this Agreement or a representation, warranty or covenant herein, misconduct or negligence or is the result of any such person not having acted in good faith and in the reasonable belief that such actions or omissions were in, or not opposed to, the best interests of the Partnership.

          (b) Trading Advisor Indemnity in Respect of Management Activities. The Trading Advisor shall indemnify, defend and hold harmless the Partnership and the General Partner, their controlling persons, their affiliates and their respective directors, officers, shareholders, employees, and controlling persons from and against any and all losses, claims, damages, liabilities (joint and several), costs, and expenses (including any reasonable investigatory, legal, and other expenses incurred in connection with, and any amounts paid in, any settlement; provided that the Trading Advisor shall have approved such settlement) incurred as a result of any action or omission involving the Partnership's futures interests trading of the Trading Advisor, or any of its controlling persons or affiliates or their respective directors, officers, partners, shareholders, or employees; provided that such liability arises from an act or omission of the Trading Advisor, or any of its controlling persons or affiliates or their respective directors, officers, partners, shareholders, or employees which is found by a court of competent jurisdiction upon entry of a final judgment (or, if no final judgment is entered, by an opinion rendered by counsel who is approved by the Partnership and the Trading Advisor, such approval not to be unreasonably withheld) to be a breach of this Agreement or a representation, warranty or covenant herein, the result of bad faith, misconduct or negligence, or conduct not done in good faith in the reasonable belief that it was in, or not opposed to, the best interests of the Partnership.

          (c) Partnership Indemnity in Respect of Management Activities. The Partnership shall indemnify, defend, and hold harmless the Trading Advisor, its controlling persons, their affiliates and their respective directors, officers, shareholders, employees, and controlling persons, from and against any and all losses, claims, damages, liabilities (joint and several), costs, and expenses (including any reasonable investigatory, legal, and other expenses incurred in connection with, and any amounts paid in, any settlement; provided that the Partnership shall have approved such settlement) resulting from a demand, claim, lawsuit, action, or proceeding (other than those incurred as a result of claims brought by or in the right of an indemnified party) relating to the futures interests trading activities of the Partnership undertaken by the Trading Advisor; provided that a court of competent jurisdiction upon entry of a final judgment finds (or, if no final judgment is entered, an opinion is rendered to the Partnership by independent counsel reasonably acceptable to both parties) to the effect that the action or inaction of such indemnified party that was the subject of the demand, claim, lawsuit, action, or proceeding did not constitute negligence, misconduct, or a breach of this Agreement or a representation, warranty or covenant of the Trading Advisor herein and was done in good faith and in a manner such indemnified party reasonably believed to be in, or not opposed to, the best interests of the Partnership.

          (d) Trading Advisor Indemnity in Respect of Sale of Units. The Trading Advisor shall indemnify, defend and hold harmless DWR, MS & Co., MSIL, the Partnership, the General Partner, any additional seller, and their affiliates and each of their officers, directors, principals, shareholders, controlling persons from and against any loss, claim, damage, liability, cost, and expense, joint and several, to which any indemnified person may become subject under the Securities Act, the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Commodity Exchange Act, as amended, and rules promulgated thereunder (the "CEAct"), the securities or Blue Sky law of any jurisdiction, or otherwise (including any reasonable investigatory, legal, and other expenses incurred in connection with, and any amounts paid in, any settlement, provided that the Trading Advisor shall have approved such settlement, and in connection with any administrative proceedings), in respect of the offer or sale of Units, insofar as such loss, claim, damage, liability, cost, or expense (or action in respect thereof) arises out of, or is based upon: (i) a breach by the Trading Advisor of any representation, warranty, or agreement in this Agreement or any certificate delivered pursuant to this Agreement or the failure by the Trading Advisor to perform any covenant made by the Trading Advisor herein; (ii) a breach of the disclosure requirements under the CEAct or NFA Rules that relate to the Trading Advisor and the Trading Advisor Principals; (iii) a misleading or untrue statement or alleged misleading or untrue statement of a material fact made in the Registration Statement, the Prospectus, or any related selling material or an omission or alleged omission to state a material fact therein which is required to be stated therein or necessary to make the statements therein (in the case of the Prospectus and any selling material, in light of the circumstances under which they were made) not misleading, and such statement or omission relates specifically to the Trading Advisor, or its Trading Advisor Principals (as defined in Section 10(a)(iv) below) (including the historical performance capsules) or was made in reliance upon, and in conformity with, written information or instructions furnished by the Trading Advisor (provided, however, that with respect to any related selling material only such related selling material as shall have been approved in writing by the Trading Advisor).

          (e) Partnership Indemnity in Respect of Sale of Units. The Partnership agrees to indemnify, defend and hold harmless the Trading Advisor and each of its officers, directors, principals, shareholders, controlling persons from and against any loss, claim, damage, liability, cost, and expense, joint and several, to which any indemnified person may become subject under the Securities Act, the Exchange Act, the CEAct, the securities or Blue Sky law of any jurisdiction, or otherwise (including any reasonable investigatory, legal, and other expenses incurred in connection with, and any amounts paid in, any settlement, provided that the Partnership shall have approved such settlement, and in connection with any administrative proceedings), in respect of the offer or sale of Units, insofar as such loss, claim, damage, liability, cost, or expense (or action in respect thereof) arises out of, or is based upon: (i) a breach by the Partnership or the General Partner of any representation, warranty, or agreement in this Agreement or the failure by the Partnership or the General Partner to perform any covenant made by them herein; or (ii) a misleading or untrue statement or alleged misleading or untrue statement of a material fact made in the Registration Statement, the Prospectus, or any related selling material or an omission or alleged omission to state a material fact therein which is required to be stated therein or necessary to make the statements therein (in the case of the Prospectus or the selling material, in light of the circumstances under which they were made) not misleading, provided that such materially misleading or untrue statement or alleged materially misleading or untrue statement or omission or alleged omission does not relate to the Trading Advisor or its Trading Advisor Principals (including the historical performance capsules) or was not made in reliance upon, and in conformity with, information or instructions furnished by the Trading
Advisor (provided, however, that with respect to any related selling material, only such related selling material as shall have been approved in writing by the Trading Advisor), or does not result from a breach by the Trading Advisor of any representation, warranty, or agreement in this Agreement or any certificate delivered pursuant to this Agreement or the failure by the Trading Advisor to materially perform any covenant made in this Agreement.

          (f) The foregoing agreements of indemnity shall be in addition to, and shall in no respect limit or restrict, any other remedies which may be available to an indemnified person.

          (g) Promptly after receipt by an indemnified person of notice of the commencement of any action, claim, or proceeding to which any of the indemnities may apply, the indemnified person will notify the indemnifying party in writing of the commencement thereof if a claim in respect thereof is to be made against the indemnifying party hereunder; but the omission so to notify the indemnifying party will not relieve the indemnifying party from any liability which the indemnifying party may have to the indemnified  person  hereunder, except where  such  omission  has materially prejudiced the indemnifying party. In case any action, claim, or proceeding is brought against an indemnified person and the indemnified person notifies the indemnifying party of the commencement thereof as provided above, the indemnifying party will be entitled to participate therein and, to the extent that the indemnifying party desires, to assume the defense thereof with counsel selected by the indemnifying party and not unreasonably disapproved by the indemnified person. After notice from the indemnifying party to the indemnified person of the indemnifying party's election so to assume the defense thereof as provided above, the indemnifying party will not be liable to the indemnified person under the indemnity provisions hereof for any legal and other expenses subsequently incurred by the indemnified person in connection with the defense thereof, other than reasonable costs of investigation.

          Notwithstanding the proceeding paragraph, if, in any action, claim, or proceeding as to which indemnification is or may be available hereunder, an indemnified person reasonably determines that its interests are or may be adverse, in whole or in part, to the indemnifying party's interests or that there may be legal defenses available to the indemnified person which are different from, in addition to, or inconsistent with the defenses available to the indemnifying party, the indemnified person may retain its own counsel in connection with such action, claim, or proceeding and will be indemnified by the indemnifying party for any legal and other expenses reasonably incurred in connection with investigating or defending such action, claim, or proceeding.

          In no event will the indemnifying party be liable for the fees and expenses of more than one counsel for all indemnified persons in connection with any one action, claim, or proceeding or in connection with separate but similar or related actions, claims, or proceedings in the same jurisdiction arising out of the same general allegations. The indemnifying party will
      not  be liable for any settlement of any action, claim,  or proceeding effected without the indemnifying party's express written consent, but if any action, claim, or proceeding is settled with the indemnifying party's express written consent, the indemnifying party will indemnify, defend, and hold harmless an indemnified person as provided in this Section 8.
9.   Right to Advise Others and Uniformity of Acts and Practices.

          (a) The Trading Advisor is engaged in the business of advising investors as to the purchase and sale of futures interests. During the term of this Agreement, the Trading Advisor, its principals and affiliates, will be advising other investors (including affiliates and the stockholders, officers, directors, and employees of the Trading Advisor and its affiliates and their families) and trading for their own accounts. However, under no circumstances shall the Trading Advisor by any act or omission favor any account advised or
managed  by  the  Trading  Advisor  over  the  account   of   the
Partnership in any way or manner (other than by charging different management and/or incentive fees). The Trading Advisor agrees to treat the Partnership in a fiduciary capacity to the extent recognized by applicable law, but, subject to that standard, the Trading Advisor or any of its principals or affiliates shall be free to advise and manage accounts for other investors and shall be free to trade on the basis of the same trading programs, systems, methods, or strategies employed by the Trading Advisor for the account of the Partnership, or trading programs, systems, methods, or strategies which are entirely independent of, or materially different from, those employed for the account of the Partnership, and shall be free to compete for the same futures interests as the Partnership or to take positions opposite to the Partnership, where such actions do not knowingly or deliberately prefer any of such accounts over the account of the Partnership.

          (b) The Trading Advisor shall not be restricted as to the number or nature of its clients, except that: (i) so long as the Trading Advisor acts as a trading advisor for the
Partnership, neither the Trading Advisor nor any of its principals or affiliates shall hold knowingly any position or control any other account which would cause the Partnership, the Trading Advisor, or the principals or affiliates of the Trading Advisor to be in violation of the CEAct or any regulations promulgated thereunder, any applicable rule or regulation of the CFTC or any other regulatory body, exchange, or board; and (ii) neither the Trading Advisor nor any of its principals or affiliates shall render futures interests trading advice to any other individual or entity or otherwise engage in activity which shall knowingly cause positions in futures interests to be attributed to the Trading Advisor under the rules or regulations of the CFTC or any other regulatory body, exchange, or board so as to require the significant modification of positions taken or intended for the account of the Partnership; provided that the Trading Advisor may modify its trading programs, systems, methods or strategies to accommodate the trading of additional funds or accounts. If applicable speculative position limits are exceeded by the Trading Advisor in the opinion of (i) independent counsel (who shall be other than counsel to the Partnership), (ii) the CFTC, or (iii) any other regulatory body, exchange, or board, the Trading Advisor and its principals and affiliates shall promptly liquidate positions in all of their accounts, including the Partnership's account, as to which positions are attributed to the Trading Advisor as nearly as possible in proportion to the accounts' respective amounts available for trading (taking into account different degrees of leverage and "notional" equity) to the extent necessary to comply with the applicable position limits.
10.   Representations, Warranties, and Covenants of  the  Trading
Advisor.

          (a)   Representations  of  the  Trading  Advisor.   The
Trading Advisor with respect to itself and each of its principals represents and warrants to and agrees with the General Partner and the Partnership as follows:

               (i) It will exercise good faith and due care in using the trading programs on behalf of the Partnership that are described in the Prospectus (as modified from time to time) or any other trading programs agreed to by the General Partner.

               (ii) The Trading Advisor shall follow, at all times, the trading policies of the Partnership (as described in the Prospectus and as set forth in Exhibit A hereto) and as amended in writing and furnished to the Trading Advisor from time to time, provided, that the General Partner has notified the Trading Advisor of these trading policies and the Trading Advisor has consented thereto.

               (iii) The Trading Advisor shall trade: (A) the Partnership's Net Assets pursuant to the same trading programs described in the Prospectus unless the General Partner agrees otherwise and (B) only in futures and option contracts traded on U.S. contract markets, foreign currency forward contracts traded with MS & Co., and such other futures interests which are approved in writing by the General Partner.

               (iv) The Trading Advisor is duly organized, validly existing and in good standing as a corporation under the laws of the state of its incorporation and is qualified to do business as a foreign corporation and in good standing in each other jurisdiction in which the nature or conduct of its business requires such qualification and the failure to so qualify would materially adversely affect the Trading Advisor's ability to perform its duties under this Agreement. The Trading Advisor has full corporate power and authority to perform its obligations under this Agreement, and as described in the Registration Statement and Prospectus. The only principals (as defined in Rule 4.10(e) under the CEAct) of the Trading Advisor are those set forth in the Prospectus (the "Trading Advisor Principals").

               (v)   All  references to the Trading  Advisor  and
     each Trading Advisor Principal, including the Trading Advisor's trading programs, approaches, systems and performance, in the Registration Statement and the Prospectus, and in the supplemental selling material which has been approved in writing by the Trading Advisor, are accurate and complete in all material respects. With respect to the material relating to the Trading Advisor and each Trading Advisor Principal, including the Trading
     Advisor's and the Trading Advisor Principals' trading programs, approaches, systems, and performance information, as applicable, (i) the Registration Statement and Prospectus contain all statements and information required to be included therein under the CEAct, (ii) the Registration
     Statement as of its effective date will not contain any misleading or untrue statement of a material fact or omit to state a material fact which is required to be stated therein or necessary to make the statements therein not misleading and (iii) the Prospectus at its date of issue and as of each closing will not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements therein, in light of the circumstances under which such statements were made, not misleading.

               (vi) This Agreement has been duly and validly authorized, executed and delivered on behalf of the Trading
     Advisor  and is a valid and binding agreement of the Trading
     Advisor enforceable in accordance with its terms.

               (vii) Each of the Trading Advisor and each "principal" of the Trading Advisor, as defined in Rule 3.1 under the CEAct, has all federal and state governmental, regulatory and exchange licenses, registrations and approvals and has effected all filings with federal and state governmental and regulatory agencies required to conduct its or his business and to act as described in the Registration Statement and Prospectus or required to perform its or his obligations under this Agreement. The Trading Advisor is registered as a commodity trading advisor under the CEAct and is a member of the NFA in such capacity.

               (viii)     The  execution  and  delivery  of  this
     Agreement, the incurrence of the obligations set forth herein, the consummation of the transactions contemplated herein and in the Prospectus and the payment of the fees hereunder will not violate, or constitute a breach of, or default under, the certificate of incorporation or bylaws of the Trading Advisor or any agreement or instrument by which it is bound or of any order, rule, law or regulation binding on it of any court or any governmental body or administrative agency or panel or self-regulatory organization having jurisdiction over it.

               (ix) Since the respective dates as of which information is given in the Registration Statement and the Prospectus, except as may otherwise be stated in or contemplated by the Registration Statement and the Prospectus, there has not been any material adverse change in the condition, financial or otherwise, business or prospects of the Trading Advisor or any Trading Advisor Principal.

               (x)   Except  as  set  forth in  the  Registration
     Statement or Prospectus there has not been in the five years preceding the date of the Prospectus and there is not pending, or to the best of the Trading Advisor's knowledge threatened, any action, suit or proceeding before or by any court or other governmental body to which the Trading Advisor or any Trading Advisor Principal is or was a party, or to which any of the assets of the Trading Advisor is or was subject and which resulted in or might reasonably be expected to result in any material adverse change in the condition, financial or otherwise, business or prospects of the Trading Advisor or which is required under the Securities Act or CEAct to be disclosed in the Prospectus. Neither the Trading Advisor nor any Trading Advisor Principal has received any notice of an investigation by the NFA nor the CFTC regarding noncompliance by the Trading Advisor or any of the Trading Advisor Principals with the CEAct.

                     (xi)     Neither the Trading Advisor nor any
     Trading Advisor Principal has received, or is entitled to receive, directly or indirectly, any commission, finder's fee, similar fee, or rebate from any person in connection with the organization or operation of the Partnership, other than as described in the Prospectus.

               (xii) The actual performance of each discretionary account of a client directed by the Trading Advisor and the Trading Advisor Principals since at least the later of (i) the date of commencement of trading for each such account or (ii) a date five years prior to the effective date of the Registration Statement, is disclosed in the Prospectus (other than such discretionary accounts the performance of which are exempt from the CEAct disclosure requirements); all of the information regarding the actual performance of the accounts of the Trading Advisor and the Trading Advisor Principals set forth in the Prospectus is complete and accurate in all material respects and is in accordance with and in compliance with the disclosure requirements under the CEAct and the Securities Act, including the Division of Trading and Markets "notional equity" advisories and interpretations and the rules and regulations of the NFA.

          (b)   Covenants  of the Trading Advisor.   The  Trading
Advisor covenants and agrees that:

               (i)   The  Trading  Advisor  shall  use  its  best
     efforts to maintain all registrations and memberships necessary for the Trading Advisor to continue to act as described herein and to at all times comply in all material respects with all applicable laws, rules, and regulations, to the extent that the failure to so comply would have a materially adverse effect on the Trading Advisor's ability to act as described herein.

               (ii) The Trading Advisor shall inform the General Partner immediately as soon as the Trading Advisor or any of its principals becomes the subject of any investigation, claim or proceeding of any regulatory authority having jurisdiction over such person or becomes a named party to any litigation materially affecting the business of the Trading Advisor. The Trading Advisor shall also inform the General Partner immediately if the Trading Advisor or any of its officers becomes aware of any breach of this Agreement by the Trading Advisor.

               (iii) The Trading Advisor agrees reasonably to cooperate by providing information regarding itself and its performance in the preparation of any amendments or supplements to the Registration Statement and the Prospectus.

               (iv) The Trading Advisor agrees to participate, to the extent that the General Partner may reasonably request, in "road shows" and other promotional activities relating to the marketing of the Units, provided that such participation shall not in the reasonable judgment of the Trading Advisor require the registration of the Trading Advisor or any of its principals or agents as a broker-dealer or salesman or interfere materially with the trading activities of the Trading Advisor. The Trading Advisor shall pay the costs of its reasonably requested participation in such road shows.
      11.  Representations,  Warranties,  and  Covenants  of  the
General Partner and the Partnership.

          (a)  Representations of the Partnership and the General
Partner.   The General Partner and the Partnership represent  and
warrant to the Trading Advisor, as follows:

               (i) The Partnership has provided to the Trading Advisor, and filed with the SEC, the Registration Statement and has filed copies thereof with: (i) the CFTC under the CEAct; (ii) the NASD pursuant to its Conduct Rules; and
     (iii) the NFA in accordance with NFA Compliance Rule 2-13. The Partnership will not file any amendment to the Registration Statement or any amendment or supplement to the Prospectus unless the Trading Advisor has received reasonable prior notice of and a copy of such amendments or supplements and has not reasonably objected thereto in writing.

               (ii) The Limited Partnership Agreement provides for the subscription for and sale of the Units; all action required to be taken by the General Partner and the Partnership as a condition to the sale of the Units to qualified subscribers therefor has been, or prior to each Closing (as defined in the Prospectus) will have been taken; and, upon payment of the consideration therefor specified in each accepted Subscription and Exchange Agreement and Power of Attorney, in such form as attached to the Prospectus, the Units will constitute valid limited partnership interests in the Partnership.

               (iii) The Partnership is a limited partnership duly organized pursuant to the Certificate of Limited Partnership, the Limited Partnership Agreement and the Delaware Revised Uniform Limited Partnership Act ("DRULPA") and is validly existing under the laws of the State of Delaware with full power and authority to engage in the trading of futures interests and to engage in its other contemplated activities as described in the Prospectus; the Partnership has received a certificate of authority to do business in the State of New York as provided by Article 8-A of the New York Revised Limited Partnership Act and is qualified to do business in each jurisdiction in which the nature or conduct of its business requires such qualification and where failure to be so qualified could materially adversely affect the Partnership's ability to perform its obligations hereunder.

               (iv)  The  General Partner is duly  organized  and
     validly existing and in good standing as a corporation under the laws of the State of Delaware and in good standing and qualified to do business as a foreign corporation under the laws of the State of New York and is qualified to do business and is in good standing as a foreign corporation in each jurisdiction in which the nature or conduct of its business requires such qualification and where the failure to be so qualified could materially adversely affect the General Partner's ability to perform its obligations hereunder.

               (v) The Partnership and the General Partner have full partnership or corporate power and authority under applicable law to conduct their business and to perform their respective obligations under this Agreement.

                     (vi)      The  Registration  Statement   and
     Prospectus contain all statements and information required to be included therein by the CEAct. When the Registration Statement becomes effective under the Securities Act and at all times subsequent thereto up to and including each Closing, the Registration Statement and Prospectus will comply in all material respects with the requirements of the Securities Act, the rules and regulations promulgated thereunder (the "SEC Regulations"), the rules of the NFA and the CEAct. The Registration Statement as of its effective date will not contain any misleading or untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading. The Prospectus as of its date of issue and at each Closing will not contain any misleading or untrue statement of a material fact or omit to state a material fact necessary to make the statements therein, in light of the circumstances under which such statements were made, not misleading. The supplemental selling material, when read in conjunction with the Prospectus, will not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements therein, in light of the circumstances under which such statements were made, not misleading. The supplemental selling material will comply with the CEAct and the regulations and rules of the NFA and NASD. The representation, and warranties in this clause (vi) shall not, however, apply to any statement or omission in the Registration Statement, Prospectus or supplemental selling material relating to the Trading Advisor, or its Trading Advisor Principals or its trading programs or made in reliance upon and in conformity with information furnished by the Trading Advisor.

               (vii) Since the respective dates as of which information is given in the Registration Statement and the Prospectus, there has not been any material adverse change in the condition, financial or otherwise, business or prospects of the General Partner or the Partnership, whether or not arising in the ordinary course of business.

               (viii) This Agreement has been duly and validly authorized, executed and delivered by the General Partner on behalf of the Partnership and constitutes a valid, binding and enforceable agreement of the Partnership in accordance with its terms.

               (ix) The execution and delivery of this Agreement, the incurrence of the obligations set forth herein and the consummation of the transactions contemplated herein and in the Registration Statement and Prospectus will not violate, or constitute a breach of, or default under, the General Partner's certificate of incorporation, bylaws, the Certificate of Limited Partnership, or the Limited Partnership Agreement or any agreement or instrument by which either the General Partner or the Partnership, as the case may be, is bound or any order, rule, law or regulation applicable to the General Partner or the Partnership of any court or any governmental body or administrative agency or panel or self-regulatory organization having jurisdiction over the General Partner or the Partnership.

               (x) Except as set forth in the Registration Statement or Prospectus, there has not been in the five years preceding the date of the Prospectus and there is not pending or, to the best of the General Partner's knowledge, threatened, any action, suit or proceeding at law or in equity before or by any court or by any federal, state, municipal or other governmental body or any administrative, self-regulatory or commodity exchange organization to which the General Partner or the Partnership is or was a party, or to which any of the assets of the General Partner or the Partnership is or was subject and which resulted in or might reasonably be expected to result in any materially adverse change in the condition, financial or otherwise, of the General Partner or the Partnership or which is required under the Securities Act or the CEAct to be disclosed in the Prospectus; and neither the General Partner nor any of the principals of the General Partner, as "principals" is defined under Rule 4.10 under the CEAct ("General Partner Principals") has received any notice of an investigation by the NFA, NASD, SEC or CFTC regarding non-compliance by the General Partner or the General Partner
     Principals or the Partnership with the CEAct or the Securities Act which is required under the Securities Act or the CEAct to be disclosed in the Prospectus.

               (xi) The General Partner and each principal of the General Partner, as defined in Rule 3.1 under the CEAct, have all federal and state governmental, regulatory and exchange approvals, registrations, and licenses, and have effected all filings with federal and state governmental agencies and regulatory agencies required to conduct their business and to act as described in the Registration Statement and Prospectus or required to perform their obligations under this Agreement (including, without limitation, registration as a commodity pool operator under the CEAct and membership in the NFA as a commodity pool operator) and will maintain all such required approvals, licenses, filings and registrations for the term of this Agreement. The General Partner's principals identified in the Registration Statement are all of the General Partner Principals.

          (b)    Covenants  of  the  General  Partner   and   the
Partnership.  The General Partner covenants and agrees that:

               (i)   The  General  Partner  shall  use  its  best
     efforts to maintain all registrations and memberships necessary for the General Partner to continue to act as described herein and in the Prospectus and to all times comply in all material respects with all applicable laws, rules, and regulations, to the extent that the failure to so comply would have a materially adverse effect on the General Partner's ability to act as described herein and in the Prospectus.

               (ii) The General Partner shall inform the Trading Advisor immediately as soon as the General Partner or any of its principals becomes the subject of any investigation, claim, or proceeding of any regulatory authority having jurisdiction over such person or becomes a named party to any litigation materially affecting the business of the General Partner. The General Partner shall also inform the Trading Advisor immediately if the General Partner or any of its officers become aware of any breach of this Agreement by the General Partner.

               (iii)      The  Partnership will  furnish  to  the
     Trading Advisor copies of the Registration Statement, the Prospectus, and all amendments and supplements thereto, in each case as soon as available.
      12. Merger or Transfer of Assets of Trading Advisor.

          The Trading Advisor may merge or consolidate with, or sell or otherwise transfer its advisory business, or all or a substantial portion of its assets, any portion of its commodity trading programs, systems or methods, or its goodwill, to any entity that is directly or indirectly controlled by, controlling, or under common control with, the Trading Advisor, provided that such entity expressly assumes all obligations of the Trading Advisor under this Agreement and agrees to continue to operate the business of the Trading Advisor, substantially as such business is being conducted on the date hereof.
13.  Complete Agreement.

          This Agreement constitutes the entire agreement between the parties with respect to the matters referred to herein, and no other agreement, verbal or otherwise, shall be binding as between the parties unless in writing and signed by the party against whom enforcement is sought.
14.  Assignment.

          This Agreement may not be assigned by any party hereto without the express written consent of the other parties hereto.
15.  Amendment.

          This Agreement may not be amended except by the written consent of the parties hereto.
16.  Severability.

          The invalidity or unenforceability of any provision of this Agreement or any covenant herein contained shall not affect the validity or enforceability of any other provision or covenant hereof or herein contained and any such invalid provision or covenant shall be deemed to be severable.
17.  Closing Certificates and Opinions.

          (1) The Trading Advisor shall, at the Partnership's first Monthly Closing (as defined in the Prospectus), following the effective date of the Registration Statement and at the request of the General Partner at any Monthly Closing, provide the following:

          (a) To DWR, the General Partner and the Partnership a certificate, dated the date of any such closing and in form and substance satisfactory to such parties, to the effect that:

                     (i)  The  representations and warranties  by
     the Trading Advisor in this Agreement are true, accurate, and complete on and as of the date of the closing, as if made on the date of the closing.

               (ii) The Trading Advisor has performed all of its obligations and satisfied all of the conditions on its part to be performed or satisfied under this Agreement, at or prior to the date of such closing.

          (b) To DWR, the General Partner and the Partnership an opinion of counsel to the Trading Advisor, in form and substance satisfactory to such parties, to the effect that:

               (i) The Trading Advisor is a corporation duly organized and validly existing under the laws of the State of Delaware and is qualified to do business and in good standing in each other jurisdiction in which the nature or conduct of its business requires such qualification and the failure to be duly qualified would materially adversely affect the Trading Advisor's ability to perform its obligations under this Agreement. The Trading Advisor has full power and authority to conduct its business as described in the Registration Statement and Prospectus and to perform its obligations under this Agreement.

               (ii) The Trading Advisor (including the Trading Advisor Principals) has all governmental, regulatory, self-regulatory and commodity exchange and clearing association licenses, registrations, and memberships required by law, and the Trading Advisor (including the Trading Advisor Principals) has made all filings necessary to perform its obligations under this Agreement and to conduct its business as described in the Registration Statement and Prospectus, except for such licenses, memberships, filings and registrations, the absence of which would not have a material adverse effect on its ability to act as described in the Registration Statement and Prospectus or to perform its obligations under this Agreement, and, to the best of such counsel's knowledge, after due investigations, none of such licenses, memberships or registrations have been rescinded, revoked or suspended.

               (iii) This Agreement has been duly authorized, executed and delivered by or on behalf of the Trading Advisor and constitutes a valid and binding agreement of the Trading Advisor enforceable in accordance with its terms, subject only to bankruptcy, insolvency, reorganization, moratorium or similar laws at the time in effect affecting the enforceability generally of rights of creditors and by general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law), and except as enforceability of the indemnification, exculpation, and contribution provisions contained in this Agreement may be limited by applicable law or public policy and the enforcement of specific terms or remedies may be unavailable.

               (iv) Based upon due inquiry of certain officers of the Trading Advisor, to the best of such counsel's knowledge, except as disclosed in the Prospectus, there are no material actions, suits or proceedings at law or in equity either threatened or pending in any court or before or by any governmental or administrative body nor have there been any such actions, suits or proceedings at any time within the five years preceding the date of the Prospectus against the Trading Advisor or any Trading Advisor Principal which are required to be disclosed in the Registration Statement or Prospectus.

               (v) The execution and delivery of this Agreement, the incurrence of the obligations herein set forth and the consummation of the transactions contemplated herein and in the Prospectus will not be in contravention of any of the provisions of the certificate of incorporation or bylaws of the Trading Advisor and, based upon due inquiry of certain officers of the Trading Advisor, to the best of such counsel's knowledge, will not constitute a breach of, or default under, or a violation of any instrument or agreement known to such counsel by which the Trading Advisor is bound and will not violate any order, law, rule or regulation applicable to the Trading Advisor of any court or any governmental body or administrative agency or panel or self-regulatory organization having jurisdiction over the Trading Advisor.

               (vi) Based upon reliance of certain SEC "no-action" letters, as of the closing, the performance by the Trading Advisor of the transactions contemplated by this Agreement and as described in the Prospectus will not require the Trading Advisor to be registered as an "investment adviser" as that term is defined in the Investment Advisers Act of 1940, as amended.

               (vii) Nothing has come to such counsel's attention that would lead them to believe that, (A) the Registration Statement at the time it became effective, insofar as the Trading Advisor and the Trading Advisor Principals are concerned, contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements therein not misleading, or (B) the Prospectus at the time it was issued or at the closing contained an untrue statement of a material fact or omitted to state a material fact necessary in order to make the statements therein relating to the Trading Advisor or the Trading Advisor Principals, in light of the circumstances under which they were made, not misleading; provided, however, that such counsel need express no opinion or belief as to the performance data and notes or descriptions thereto set forth in the Registration Statement and Prospectus, except that such counsel shall opine, without rendering any opinion as to the accuracy of the information in such tables, that the actual performance tables of the Trading Advisor set forth in the Prospectus comply as to form in all material respects with applicable CFTC rules and all CFTC and NFA interpretations thereof, except as disclosed in the Prospectus or as otherwise permitted by the CFTC staff.

          In giving the foregoing opinion, counsel may rely on information obtained from public officials, officers of the Trading Advisor, and other resources believed by it to be responsible and may assume that signatures on all documents examined by it are genuine.

          (c) To DWR, the General Partner and the Partnership, a report dated the date of the closing which shall present, for the period from the date after the last day covered by the historical performance records in the Prospectus to the latest practicable day before closing, figures which shall be a continuation of such historical performance records and which shall certify that such figures are, to the best of such Trading Advisor's knowledge, accurate in all material respects.

                (2)   The   General   Partner   shall,   at   the
Partnership's first Monthly Closing following the effective date of the Registration Statement, provide the following:

          (a) To the Trading Advisor a certificate, dated the date of such closing and in form and substance satisfactory to the Trading Advisor, to the effect that:

               (i) The representations and warranties by the Partnership and the General Partner in this Agreement are true, accurate, and complete on and as of the date of the closing as if made on the date of the closing.

               (ii) No stop order suspending the effectiveness of the Registration Statement has been issued by the SEC and no proceedings for that purpose have been instituted or are pending or, to the knowledge of the General Partner, are contemplated or threatened under the Securities Act. No order preventing or suspending the use of the Prospectus has been issued by the SEC, NASD, CFTC, or NFA and no proceedings for that purpose have been instituted or are pending or, to the knowledge of the General Partner, are contemplated or threatened under the Securities Act or the CEAct.

               (iii) The Partnership and the General Partner have performed all of their obligations and satisfied all of the conditions on their part to be performed or satisfied under this Agreement at or prior to the date of the closing.

          (b)   Cadwalader,  Wickersham & Taft,  counsel  to  the
General Partner and the Partnership, shall deliver its opinion to the parties hereto, in form and substance satisfactory to the parties hereto, to the effect that:

               (i)  The Partnership is a limited partnership duly
     formed pursuant to the Certificate of Limited Partnership, the Limited Partnership Agreement and the DRULPA and is validly existing under the laws of the State of Delaware with full partnership power and authority to conduct the business in which it proposes to engage as described in the Registration Statement and Prospectus and to perform its obligations under this Agreement; the Partnership has received a Certificate of Authority as contemplated under the New York Revised Limited Partnership Act and is qualified to do business in New York and need not affect any other filings or qualifications under the laws of any other jurisdictions to conduct its business as described in the Registration Statement and Prospectus.

               (ii) The General Partner is duly organized and validly existing and in good standing as a corporation under the laws of the State of Delaware and is qualified to do business and is in good standing as a foreign corporation in the State of New York and in each other jurisdiction in which the nature or conduct of its business requires such qualification and the failure to so qualify might reasonably be expected to result in material adverse consequences to the Partnership or the General Partner's ability to perform its obligations as described in the Registration Statement and Prospectus. The General Partner has full corporate power and authority to conduct its business as described in the Registration Statement and Prospectus and to perform its obligations under this Agreement.

                     (iii)     The General Partner, each  of  its
     principals as defined in Rule 3.1 under the CEAct, and the Partnership have all federal and state governmental and regulatory licenses, registrations and memberships required by law and have made all filings necessary in order for the General Partner and the Partnership to perform their obligations under this Agreement to conduct their business as described in the Registration Statement and Prospectus, except for such licenses, memberships, filings, and registrations, the absence of which would not have a material adverse effect on the ability of the Partnership or the General Partner to act as described in the Registration Statement and Prospectus, or to perform their obligations under this Agreement, and, to the best of such counsel's knowledge, after due investigation, none of such licenses and memberships or registrations have been rescinded, revoked or suspended.

               (iv)  This  Agreement  has been  duly  authorized,
     executed and delivered by or on behalf of the General Partner and the Partnership, and constitutes a valid and binding agreement of the General Partner and the Partnership, enforceable in accordance with its terms, subject to bankruptcy, insolvency, reorganization, moratorium or similar laws at the time in effect affecting the enforceability generally of rights of creditors and by general principals of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law), and except as enforceability of indemnification, exculpation and contribution provisions contained in such agreements may be limited by applicable law or public policy.

               (v) The execution and delivery of this Agreement and the offer and sale of the Units by the Partnership and the incurrence of the obligations herein set forth and the consummation of the transactions contemplated herein and in the Prospectus will not be in contravention of the General Partner's certificate of incorporation or bylaws, the
     Certificate of Limited Partnership, or the Limited Partnership Agreement and, to the best of such counsel's knowledge based upon due inquiry of certain officers of the General Partner, will not constitute a breach of, or default under, or a violation of any agreement or instrument known to such counsel by which the General Partner or the Partnership is bound and will not violate any order known to such counsel or any law, rule or regulation applicable to the General Partner or the Partnership of any court, governmental body, administrative agency, panel or self-regulatory organization having jurisdiction over the General Partner or the Partnership.

               (vi) To such counsel's knowledge, based upon due inquiry of certain officers of the General Partner, except as disclosed in the Prospectus, there are no actions, suits or proceedings at law or in equity pending or threatened before or by any court, governmental body, administrative agency, panel or self-regulatory organization, nor have there been any such actions, suits or proceedings within the five years preceding the date of the Prospectus against the General Partner or the Partnership, which are required to be disclosed in the Registration Statement or Prospectus.

               (vii) The Registration Statement is effective under the Securities Act and, to the best of such counsel's knowledge, no proceedings for a stop order are pending or threatened under Section 8(d) of the Securities Act or any similar state securities laws.

                     (viii)     At  the  time  the   Registration
     Statement became effective, the Registration Statement, and at the time the Prospectus was issued and as of the closing, the Prospectus, complied as to form in all material respects with the requirements of the Securities Act, the Securities Regulations, the CEAct and the regulations of the NFA and NASD. Nothing has come to such counsel's attention that would lead them to believe that the Registration Statement at the time it became effective contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements therein not misleading, or that the Prospectus at the time it was issued or at the closing contained an untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein, in light of the circumstances under which they where made, not misleading; provided, however, that Cadwalader, Wickersham & Taft need express no opinion or belief (a) as to information in the Registration Statement or the Prospectus regarding any Trading Advisor or its principals, or (b) as to the financial statements, notes thereto and other financial or statistical data set forth in the Registration Statement and Prospectus, or (c) as to the performance data and notes or descriptions thereto set forth in the Registration Statement and Prospectus.

               (ix) Based upon reliance on certain SEC "no-action" letters, as of the closing, the Partnership need not register as an "investment company" under the Investment
     Company Act of 1940, as amended.

          In rendering its opinion, such counsel may rely on information obtained from public officials, officers of the
General  Partner  and  other  sources  believed  by  it   to   be
responsible and may assume that signatures on all documents examined by it are genuine, and that a Subscription and Exchange Agreement and Power of Attorney in the form attached to the Prospectus has been duly authorized, completed, dated, executed, and delivered and funds representing the full subscription price for the Units purchased have been delivered by each purchaser of Units in accordance with the requirements set forth in the Prospectus.
18.  Inconsistent Filings.

          The Trading Advisor agrees not to file, participate in the filing of, or publish any description of the Trading Advisor, or of its respective principals or trading approaches that is materially inconsistent with those in the Registration Statement and Prospectus, without so informing the General Partner and furnishing to it copies of all such filings within a reasonable period prior to the date of filing or publication.
19.  Disclosure Document.

          During the term of this Agreement, the Trading Advisor shall furnish to the General Partner promptly copies of all disclosure documents filed with the CFTC or NFA by the Trading Advisor. The General Partner acknowledges receipt of the Trading Advisor's disclosure document dated April 1, 2000.
      20. Notices.

          All   notices  required  to  be  delivered  under  this
Agreement shall be in writing and shall be effective when delivered personally or by telecopy on the day delivered, or when given by registered or certified mail, postage prepaid, return receipt requested, on the day actually received, addressed as follows (or to such other address as the party entitled to notice shall hereafter designate in accordance with the terms hereof):

          if to the Partnership:

          Morgan Stanley Dean Witter Spectrum Strategic L.P.
          c/o Demeter Management Corporation
          Two World Trade Center
          62nd Floor
          New York, New York  10048
          Attn: Robert E. Murray

          if to the General Partner:

          Demeter Management Corporation
          Two World Trade Center

          62nd Floor
          New York, New York  10048
          Attn:  Robert E. Murray

          if to the Trading Advisor:

          Eclipse Capital Management, Inc.
          7700 Bonhomme Avenue, Suite 500
          St. Louis, Missouri 63105
          Attn:  James R. Klingler
21.  Survival.

          The provisions of this Agreement shall survive the termination of this Agreement with respect to any matter arising while this Agreement was in effect.
22.  Governing Law.

          This Agreement shall be governed by, and construed in accordance with, the law of the State of New York. If any action or proceeding shall be brought by a party to this Agreement or to enforce any right or remedy under this Agreement, each party hereto hereby consents and will submit to the jurisdiction of the courts of the State of New York or any federal court sitting in the County, City and State of New York. Any action or proceeding brought by any party to this Agreement to enforce any right, assert any claim or obtain any relief whatsoever in connection with this Agreement shall be brought by such party exclusively in the courts of the State of New York or any federal court sitting in the County, City and State of New York.
23.  Remedies.

          In any action or proceeding arising out of any of the provisions of this Agreement, the Trading Advisor agrees not to seek any prejudgment equitable or ancillary relief. The Trading Advisor agrees that its sole remedy in any such action or proceeding shall be to seek actual monetary damages for any breach of this Agreement.
24.  Headings.

          Headings to sections herein are for the convenience of the parties only and are not intended to be part of or to affect the meaning or interpretation of this Agreement.

          25.  Counterparts.

          This   Agreement  may  be  executed  in  one  or   more
counterparts, each of which shall be deemed an original but all of which together shall constitute the same agreement.

          IN WITNESS WHEREOF, this Agreement has been executed for and on behalf of the undersigned as of the day and year first above written.

                         MORGAN STANLEY DEAN WITTER SPECTRUM
                         STRATEGIC L.P.
                         by Demeter Management Corporation,
                           General Partner


                         By:   /s/ Robert E. Murray


                         Name: Robert E. Murray
                         Its:  President


                         DEMETER MANAGEMENT CORPORATION


                         By:   /s/ Robert E. Murray
                         Name: Robert E. Murray
                         Its:  President


                         ECLIPSE CAPITAL MANAGEMENT, INC.

                               By:                            /s/
                         James R. Klingler
                         Name: James R. Klingler
                         Its:  Senior Vice President