Form 10-Q
period 2000-06-30
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 2000-08-18
CIK 854915

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON AUGUST 14, 2000
PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2000 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from ________________to_____________

Commission file number 0-18314

              DEAN WITTER PRINCIPAL PLUS FUND L.P.

     (Exact name of registrant as specified in its charter)


          Delaware                                13-3541588
State   or  other  jurisdiction  of                       (I.R.S.
Employer
incorporation or organization)                     Identification
No.)


c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY        10048
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

                         June 30, 2000


PART I. FINANCIAL INFORMATION
   Item 1.  Consolidated Financial Statements

     Consolidated Statements of Financial Condition
     June 30, 2000 (Unaudited) and December 31, 1999............2

     Consolidated Statements of Operations for the
     Quarters Ended June 30, 2000 and 1999 (Unaudited)..........3

     Consolidated Statements of Operations for the Six
     Months Ended June 30, 2000 and 1999 (Unaudited)............4

     Consolidated Statements of Changes in Partners'
     Capital for the Six Months Ended June 30, 2000 and
     1999 (Unaudited).......................................... 5

     Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 2000 and 1999
     (Unaudited)................................................6

     Notes to Consolidated Financial Statements
     (Unaudited).............................................7-12

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations......................................13-22

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk...............................22-35

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings...............................36-37

   Item 5.  Other Information..................................38

   Item 6.  Exhibits and Reports on Form 8-K................38-39





                 PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                      June 30,     December 31,
                                      2000          1999
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                             4,252,927       6,014,023

   Net   unrealized   gain   on  open  contracts   (MS   &   Co.)
538,252                                    -
 Net     unrealized    loss    on    open    contracts     (MSIL)
 (22,185)                                    -
 Net   unrealized   gain   (loss)  on   open   contracts   (Carr)
 (24,805)                             380,736

    Total    net    unrealized    gain    on    open    contracts
491,262                                              380,736
                Net                option                premiums
(213,500)                          ______-___

      Total Trading Equity        4,530,689       6,394,759

Investment  in  Zero-Coupon U.S. Treasury  Securities  37,857,317
40,367,536
Interest receivable (DWR)               20,115         24,726
Unrealized loss on Zero-Coupon U.S.
   Treasury Securities               (513,763)  (1,018,390)

      Total Assets                41,894,358     45,768,631

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
 Redemptions payable               1,145,822       1,341,552
 Accrued administrative expenses    159,109         121,844
 Accrued brokerage fees (DWR)       140,830         155,551
 Accrued management fees         35,207                38,888

      Total Liabilities           1,480,968       1,657,835
Minority Interest                   135,797         198,080

Partners' Capital
 Limited Partners (21,836.612 and
 23,879.732 Units, respectively) 39,717,389      43,352,757
  General  Partner (308 Units)        560,204             559,959
Total Partners' Capital          40,277,593       43,912,716
   Total   Liabilities   and   Partners'   Capital     41,894,358
45,768,631

NET ASSETS PER LIMITED PARTNERSHIP
 AGREEMENT                        40,277,593       43,912,716
NET ASSET VALUE PER UNIT           1,818.84            1,815.50

          The accompanying notes are an integral part of these consolidated financial statements.

  -

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
             CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
                                 For the Quarters Ended June 30,

                                        2000        1999
                                          $            $
REVENUES
 Trading profit (loss):
    Realized                       (168,087)        717
    Net change in unrealized       (851,720)     70,575
      Total Trading Results      (1,019,807)     71,292
         Change    in    value    of   Yield    Pool      754,207
(1,013,163)
    Interest Income                  174,746       668,086
      Total Revenues                (90,854)       (273,785)
EXPENSES

      Brokerage   fees   (DWR)               421,390      499,309
Management fees                      105,347    124,827
    Administrative expenses          23,000      13,000
      Transaction fees and costs      22,714         24,357

      Total Expenses                 572,451       661,493

LOSS BEFORE MINORITY INTEREST      (663,305)    (935,278)
Minority interest in loss             63,767       18,867
NET LOSS                           (599,538)     (916,411)

NET LOSS ALLOCATION
      Limited   Partners                 (591,430)      (905,669)
General            Partner                                (8,108)
(10,742)
NET LOSS                           (599,538)    (916,411)
Less:  Net change in unrealized gain
      on      Zero-Coupon      U.S.      Treasury      Securities
-                                               (840,507)

NET LOSS ALLOCATED TO PARTNERS
     FOR    TAX   AND   NET   ASSET   VALUATION         (599,538)
(75,904)

Net Loss Allocation for Tax and Net Asset
 Valuation
      Limited   Partners                 (591,430)       (74,999)
General            Partner                                (8,108)
(905)
Net Loss Per Unit for Tax and Net Asset
  Valuation
      Limited   Partners                   (26.33)         (2.89)
General            Partner                                (26.33)
(2.89)

          The accompanying notes are an integral part of these consolidated financial statements.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
             CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                               For the Six Months Ended June 30,

                                        2000        1999
                                          $            $
REVENUES
 Trading profit (loss):
               Realized                                 (592,674)
586,990                                                       Net
change in unrealized                 110,526    (875,534)
      Total Trading Results        (482,148)    (288,544)
    Change in value of Yield Pool    922,751   (2,125,400)
    Interest Income                  796,790    1,334,884
      Total Revenues               1,237,393   (1,079,060)

EXPENSES

      Brokerage   fees   (DWR)               873,749    1,005,217
 Management     fees                       218,437        251,304
 Administrative    expenses                 45,000         37,000
 Transaction fees and costs          44,296         49,162
      Total Expenses               1,181,482    1,342,683
INCOME (LOSS) BEFORE MINORITY INTEREST55,911  (2,421,743)
Minority     interest     in     income     (loss)         62,283
53,988
NET INCOME (LOSS)                    118,194   (2,367,755)
NET INCOME (LOSS) ALLOCATION
      Limited   Partners                   117,949    (2,340,381)
General Partner                          245     (27,374)
NET INCOME (LOSS)                    118,194  (2,367,755)
Less:  Net change in unrealized gain
    on    Zero-Coupon    U.S.    Treasury   Securities_______-___
(1,952,744)

NET INCOME (LOSS) ALLOCATED TO PARTNERS
     FOR    TAX   AND   NET   ASSET   VALUATION           118,194
(415,011)
Net Income (Loss) Allocation for Tax and Net Asset
 Valuation
      Limited   Partners                   117,949      (410,187)
General           Partner                                     245
(4,824)
Net Income (Loss) Per Unit for Tax and Net Asset
  Valuation
      Limited   Partners                      3.34        (15.61)
General                                                   Partner
3.34                                 (15.61)

          The accompanying notes are an integral part of these consolidated financial statements.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
    CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 2000 and 1999
                          (Unaudited)





Units of

Partnership               Limited   General

Interest                  Partners  Partner    Total



Partners' Capital,
  December  31,  1998    26,653.343  $51,660,212         $603,953
$52,264,165

Net                                                          Loss
-                     (2,340,381)           (27,374) (2,367,755)

Redemptions                 (827.967)                 (1,551,054)
-                                     (1,551,054)

Partners' Capital,
   June   30,   1999          25,825.376              $47,768,777
$576,579                         $48,345,356




Partners' Capital,
  December  31,  1999    24,187.732  $43,352,757         $559,959
$43,912,716

Net                                                        Income
-                         117,949                245     118,194

Redemptions               (2,043.120)                 (3,753,317)
-                                     (3,753,317)

Partners' Capital,
   June   30,   2000          22,144.612              $39,717,389
$560,204                         $40,277,593
















           The accompanying notes are an integral part of these consolidated financial statements.


              DEAN WITTER PRINCIPAL PLUS FUND L.P.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)



                               For the Six Months Ended June 30,

                                       2000           1999
                                          $             $

CASH FLOWS FROM OPERATING ACTIVITIES
   Net  income  (loss)                     118,194              (
2,367,755)
Noncash item included in net income (loss):
     Net change in unrealized        (110,526)            875,534
Change  in  value  of  yield  pool        (504,627)             2
,125,400

 Decrease in operating assets:
     Net option premiums               213,500            180,000
Investment in Zero-Coupon U.S.
                                              Treasury Securities
2,510,219                                                 210,761
Interest receivable (DWR)               4,611            6,840
 Increase (decrease) in operating liabilities:
     Accrued administrative expenses    37,265             25,272
Accrued  brokerage fees (DWR)         (14,721)            (7,058)
Accrued  management fees               (3,681)            (1,764)
Incentive        fees       payable                     ______-__
(147,477)
   Net   cash   provided   by  operating  activities    2,250,234
899,753

CASH FLOWS FROM FINANCING ACTIVITIES

   Decrease  in  redemptions  payable     (195,730)             (
113,666)
Decrease in minority interest        (62,283)            (53,988)
      Redemptions      of      Units                  (3,753,317)
(1,551,054)
   Net   cash   used  for  financing  activities      (4,011,330)
(1,718,708)
   Net  decrease  in  cash              (1,761,096)             (
818,955)
     Balance    at    beginning    of    period         6,014,023
9,270,594
     Balance     at    end    of    period              4,252,927
8,451,639

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



The   general   partner   is   Demeter   Management   Corporation

("Demeter").  The non-clearing commodity broker  is  Dean  Witter

Reynolds Inc. ("DWR").  Morgan Stanley & Co., Inc. ("MS  &  Co.")

and  Morgan Stanley & Co. International Limited ("MSIL")  provide clearing  and  execution  services.  Prior  to  June  2000,  Carr

Futures  Inc. provided clearing and execution services.  Demeter,

DWR,  MS  & Co. and MSIL are wholly-owned subsidiaries of  Morgan

Stanley

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Dean Witter & Co.  The trading manager to the Partnership is  RXR

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

Asset Value per Unit and Net Income (Loss) in accordance with the terms  of  the Limited Partnership Agreement. For the six  months ended  June  30,  2000, $1,080,101 of interest  income  has  been accreted  on the Yield Pool.  At June 30, 2000, the cost  of  the

Yield  Pool  was $29,560,073 and the accreted interest receivable thereon  was $8,297,244.  The market value of the Yield  Pool  on

June 30, 2000, was approximately $37,343,554.



3. Related Party Transactions

The Partnership's cash is on deposit with DWR, MS & Co., and MSIL in futures interests trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on a prevailing

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


rate  on U.S. Treasury bills. The Partnership pays brokerage fees to DWR.



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

$491,262  and  $380,736 at June 30, 2000 and December  31,  1999,

respectively.



Of the $491,262 net unrealized gain on open contracts at June 30,

2000,  $493,018 related to exchange-traded futures contracts  and

$(1,756)   related   to  off-exchange-traded   forward   currency

contracts.



Of the $380,736 net unrealized gain on open contracts at December

31,  1999,  $325,528 related to exchange-traded futures contracts and  $55,208  related  to  off-exchange-traded  forward  currency contracts.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




Exchange-traded futures contracts held by the Partnership at June

30,  2000 and December 31, 1999 mature through December 2000  and

June  2000,  respectively. Off-exchange-traded  forward  currency contracts  held by the Partnership at June 30, 2000 and  December

31,   1999   mature  through  September  2000  and  March   2000,

respectively.



The Partnership has credit risk associated with counterparty non-

performance.  The credit risk associated with the instruments  in which  the  Partnership  is involved is limited  to  the  amounts

reflected   in  the  Partnership's  consolidated  statements   of

financial condition.



The  Partnership also has credit risk because DWR, MS & Co.,  and

MSIL   act   as   the   futures  commission  merchants   or   the

counterparties, with respect to most of the Partnership's assets.

Exchange-traded futures and futures-styled options contracts  are marked  to  market  on  a daily basis, with variations  in  value settled  on  a  daily basis. DWR, MS & Co., and MSIL  each  as  a futures commission merchant for all of the Partnership's exchange-

traded   futures   and  futures-styled  options  contracts,   are

required,  pursuant  to  regulations  of  the  Commodity  Futures

Trading

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)




Commission ("CFTC") to segregate from their own assets,  and  for the sole benefit of their commodity customers, all funds held  by them  with  respect to exchange-traded futures and futures-styled

options   contracts,  including  an  amount  equal  to  the   net

unrealized  gain  on all open futures and futures-styled  options contracts, which funds, in the aggregate, totaled $4,745,945  and

$6,339,551  at June 30, 2000 and December 31, 1999, respectively.

With  respect  to  the Partnership's off-exchange-traded  forward currency  contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net  unrealized  gain  on open forward contracts  be  segregated.

With   respect  to  those  off-exchange-traded  forward  currency contracts, the Partnership is at risk to the ability of MS & Co.,

the  sole counterparty on all of such contracts, to perform.  The

Partnership  has  a  netting  agreement  with  MS  &  Co.    This

agreement, which seeks to reduce both the Partnership's and MS  &

Co.'s exposure to off-exchange-traded forward currency contracts,

should  materially decrease the Partnership's credit risk in  the event of MS & Co.'s bankruptcy or insolvency.

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker  and  MS & Co. and MSIL as clearing  brokers  in separate  futures trading accounts established  for  the  Trading

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



There  is  no limitation on daily price moves in trading  forward contracts  on  foreign currencies.  The markets  for  some  world currencies  have low trading volume and are illiquid,  which  may prevent  the  Partnership from trading in potentially  profitable markets  or  prevent  the Partnership from  promptly  liquidating

unfavorable   positions  in  such  markets,  subjecting   it   to

substantial  losses.   Either of these  market  conditions  could

result in restrictions on redemptions.



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

Units.



Results of Operations

General.  The Partnership's results depend on its Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets.  The following presents  a summary  of the Partnership's operations for the quarter and  six months  ended June 30, 2000 and 1999, respectively, and a general

discussion of its trading activities during each period.   It  is

important  to note, however, that the Trading Manager  trades  in various markets at different times and that prior activity  in  a particular market does not mean that such market will be actively traded  by  the  Trading Manager or will  be  profitable  in  the

future.   Consequently,  the  results  of   operations   of   the

Partnership are difficult to discuss other than in the context of its  Trading  Manager's  trading  activities  on  behalf  of  the

Partnership  as a whole and how the Partnership has performed  in the past.



For the Quarter and Six Months Ended June 30, 2000

For  the  quarter  ended June 30, 2000, the Partnership  recorded total  trading losses net of interest income and change in  value of  the yield pool of $90,854 and posted a decrease in Net  Asset

Value  per  Unit.   The most significant losses of  approximately

1.8%  were recorded primarily during April and early May  in  the global stock index component from long positions in S&P 500 Index futures  as U.S. equity prices declined sharply during mid  April following the release of an unexpected jump in the Consumer Price

Index.   Fears of inflation and concerns that the Federal Reserve

may  need  to  raise  interest rates  more  aggressively  further panicked an already weary market and forced prices lower. In the currency markets, losses of approximately 0.8% were recorded primarily during May and June from short euro crossrate positions relative to the Australian and U.S. dollars as the value  of  the euro  reversed  higher  due to suggestions that  intervention  to support  the  euro was a possibility and interest rate  hikes  in

Europe.  The U.S. dollar, which had strengthened earlier  in  the second  quarter, weakened during early June due primarily to  the perception that interest rates in the U.S. may have topped out in the near term and data suggested that economic growth may finally

be  slowing.   In the global interest rate component,  losses  of

approximately 0.4% were recorded primarily during April  and  May from long positions in Australian interest rate futures as prices declined,  following U.S. prices lower, as continued  uncertainty surrounding  the  U.S. economy and whether the previous  interest rate  increases by the Federal Open Market Committee had resulted in  an  economic  "slowdown".  In the metals markets,  losses  of approximately  0.3% were experienced throughout the  majority  of

the   quarter  from  trading  copper  futures  as  prices   moved

inconsistently on technically based factors.  These  losses  were partially offset by gains of approximately 1.0% recorded  in  the agricultural markets primarily during June from short soybean oil

futures  positions  as  grain prices  declined.   In  the  energy

markets,  gains  of  approximately 0.9% were  recorded  primarily during  May from long positions in natural gas futures as  prices continued  their upward trend, as data released by  the  American

Gas Association further confirmed fears that inventory levels remain low. Adding to supply concerns were fears that the U.S.

demand will outstrip production this summer, when inventories are typically refilled for the winter.  Total expenses for the  three months ended June 30, 2000 were $572,451, resulting in a net loss before  minority interest of $663,305. The minority  interest  in such  loss  was $63,767, resulting in a net loss of $599,538  for the Partnership.  The value of a Unit decreased from $1,845.17 at

March 31, 2000 to $1,818.84 at June 30, 2000.



For  the six months ended June 30, 2000, the Partnership recorded total  trading revenues including interest income and  change  in value  of the yield pool of $1,237,393 and posted an increase  in

Net  Asset  Value  per  Unit.   The  most  significant  gains  of

approximately  1.0%  were recorded in the  global  interest  rate component primarily during February and March from long positions in  U.S. interest rate futures as prices moved higher followed by volatility in the U.S. stock markets as investors shifted  assets into  U.S.  Treasury notes from stocks.  During June, gains  were recorded  from  long positions in U.S. interest rate  futures  as prices  moved  higher  amid signs that U.S. economic  growth  has slowed and the prospects of additional interest rate hikes by the

Federal  Reserve  were fading.  In the energy markets,  gains  of approximately 1.0% were produced primarily during May  from  long positions in natural gas futures as prices continued their upward trend, as data released by the American Gas Association further
confirmed  fears that inventory levels remained low.   Additional

gains  were recorded during February from long positions in crude oil  futures  as  prices increased due to a combination  of  cold weather, declining inventories and increasing demand.  Gains were also recorded during June as oil prices surged in reaction to the dismissal by OPEC of a price setting mechanism and a promise of a modest production increase.  These gains were partially offset by losses  of approximately 1.8% recorded in the global stock  index

component  primarily  during  April  and  early  May  from   long

positions in S&P 500 Index futures as U.S. equity prices declined sharply  during mid April following the release of an  unexpected jump  in  the  Consumer  Price Index.  In the  currency  markets,

losses  of approximately 0.6% were recorded during May  and  June from  short  euro crossrate positions relative to the  Australian and U.S. dollars as the value of the euro reversed higher due  to

suggestions  that  intervention  to  support  the  euro   was   a

possibility  and  the  interest rate hikes  in  Europe.   In  the

livestock  markets,  losses of approximately 0.4%  were  recorded during  January  from long positions in live  cattle  futures  as prices  declined after the USDA raised its forecast for U.S.  red meat production in 2000.  Total expenses for the six months ended

June  30,  2000  were $1,181,482, resulting in net income  before minority  interest  of $55,911.  The minority  interest  in  such income  was $62,283, resulting in net income of $118,194 for  the

Partnership.   The  value of a Unit increased from  $1,815.50  at

December 31, 1999 to $1,818.84 at June 30, 2000.

For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total  trading losses net of interest income and change in  value of  the yield pool of $273,785 and posted a decrease in Net Asset

Value  per  Unit.  Positive trading results and  interest  income combined were more than offset by a negative $1,013,163 change in the  Value of the Yield Pool.  The most significant trading gains of  approximately 1.0% were recorded primarily in the stock index component  of  the  balanced portfolio from long  S&P  500  Index futures  positions  as  the S&P 500 Index  reached  record  highs during  early April in response to an interest rate  cut  by  the

European  Central  Bank aimed at boosting their region's  economy and again during late June as investors sensed that Wall Street's fears  that  the  Federal Reserve would  launch  a  big  rise  in interest  rates were over-blown.  In soft commodities,  gains  of approximately  0.1%  were recorded primarily  during  April  from short sugar futures positions as prices fell to a new 13-year low in anticipation of a huge sugar crop amid declining demand and an already large global surplus.  These gains were partially  offset by  losses  of approximately 0.4% recorded in the metals  markets primarily  during  May from long positions in nickel  and  copper futures  as base metal prices fell amid a technical sell-off  and as market participants ran out of patience waiting for production cuts  that  were  widely expected but weren't  delivered.  During

June, additional losses were incurred in this market complex from short positions in copper futures as prices increased due to a drop in warehouse stocks. In the fixed income component, losses of approximately 0.4% were experienced primarily during April and

May  from long positions in U.S. Treasury note futures as  prices dropped sharply in reaction to a higher-than-expected rise in the

Consumer  Price  Index and comments by Federal  Reserve  Chairman

Alan  Greenspan  that continued economic expansion  in  the  U.S.

without  significant  signs of inflation  is  unlikely.   In  the

agricultural markets, losses of approximately 0.1% were  recorded primarily  from  long corn futures positions as prices  regressed early  in  April  in  reaction to reports by the  USDA  that  the expected  corn surplus will be one of the biggest  in  years  and from  declining demand from Asian markets.  Later in  April  corn prices  fell  due  to aggressive selling by commodity  investment funds amid technical factors and on reports of favorable planting conditions.  Total expenses for the three months ended  June  30,

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

Asset  Value  per Unit.  The most significant trading  losses  of approximately 2.1% were experienced primarily during February,

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

Reactions  to  a higher-than-expected rise in the Consumer  Price

Index  and  comments by Federal Reserve Chairman  Alan  Greenspan that continued economic expansion in the U.S. without significant

signs  of inflation also forced U.S. bond prices lower.   In  the

metals  markets,  losses  of  approximately  0.5%  were  recorded primarily  from  short copper futures positions as  prices  moved significantly higher in late March in response to  a  decline  in warehouse  stocks  and  evidence that  Japanese  consumption  has stabilized.  Additional losses were experienced during  May  from long  positions in nickel and copper futures as base metal prices fell  amid  a  technical  sell-off and  during  June  from  short positions in copper futures as prices increased due to a drop  in warehouse stocks.  These losses were partially offset by gains of

approximately   1.4%  recorded  in  the  stock  index   component

primarily  during  January and March  from  long  S&P  500  Index futures positions as domestic equity prices increased in reaction to  Wall Street reaching a major milestone during March,  as  the

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

Wall  Street's fears that the Federal Reserve would launch a  big rise  in  interest rates were over-blown.  In the energy markets,

gains  of approximately 0.3% were recorded primarily during March from  long positions in crude and gas oil futures as prices moved significantly higher due largely to the news that both  OPEC  and non-OPEC  countries had reached an agreement to cut total  output by  approximately two million barrels a day beginning April  1st.

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


The Partnership's Value at Risk in Different Market Sectors

The following tables indicates the VaR associated with the

Partnership's open positions as a percentage of total Net  Assets by primary market risk category as of June 30, 2000 and 1999.  At

June  30,  2000  and 1999, the Partnership's total capitalization was approximately $40 million and $48 million, respectively.


     Primary Market         June 30, 2000       June 30, 1999
     Risk Category          Value at Risk       Value at Risk

     Interest Rate              (0.83)%            (0.42)%

     Equity                     (0.25)             (0.16)

     Currency                   (0.25)             (0.28)

     Commodity                  (0.21)             (0.14)

     Aggregate Value at Risk    (0.96)%            (0.55)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above. Aggregate VaR will  be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at June 30, 2000 and 1999 only and is not  necessarily representative  of  either the historic  or  future  risk  of  an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from July  1,

1999 through June 30, 2000.



Primary Market Risk Category         High      Low      Average

Interest Rate                      (0.83)%   (0.42)%   (0.64)%

Equity                             (0.81)    (0.16)    (0.45)

Currency                           (0.29)    (0.25)    (0.27)

Commodity                          (0.21)    (0.14)    (0.17)

Aggregate Value at Risk            (1.06)%   (0.55)%   (0.90)%



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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate  basis  at June 30, 2000 and for the end  of  the  four quarterly  reporting periods from July 1, 1999 through  June  30,

2000.  Since VaR is based on historical data, VaR should  not  be viewed  as  predictive  of  the  Partnership's  future  financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances not needed for margin.  However, such balances, as  well as  any market risk they may represent, are immaterial.  At  June

30,  2000 the Partnership's cash balance at DWR was approximately

6%  of  its  total  Net  Asset Value.  A  decline  in  short-term interest rates will result in a decline in the Partnership's cash

management   income.  This  cash  flow  risk  is  not  considered

material.



The Partnership also has non-trading risk on the Zero-Coupon U.S.

Treasury Securities it holds to support the guaranteed Net  Asset

Value  per  Unit at the Guaranteed Redemption Date of August  31,

2003.  The fair value of these securities is subject to  interest rate risk.



For  non-trading securities, the Partnership measures its  market

risk   using  sensitivity  analysis.   The  sensitivity  analysis

estimates  the  potential  change  in  fair  value  based  on   a

hypothetical 10% change in interest rates.  Based on the  current valuation  of  the Zero-Coupon U.S. Treasury Securities,  such  a change  in  interest  rates  will cause  an  approximately  5.13%

decline
in  their  fair  value.  Such a change will not have  a  material effect on the Net Asset Value per Unit.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of June 30, 2000, by market sectors.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



Equity.   The primary market exposure in the Partnership at  June

30,  2000  was  in  the global stock index sector.   The  primary

equity  exposure  is to equity price risk in the  G-7  countries.

The  G-7  countries  consist of France, U.S.,  Britain,  Germany,

Japan,  Italy and Canada.  The stock index futures traded by  the

Partnership  are  by  law  limited to futures  on  broadly  based

indices.   As  of  June  30,  2000,  the  Partnership's   primary

exposures  were  in the S&P 500 (U.S.) and Nikkei  (Japan)  stock

indices.   The Partnership is primarily exposed to  the  risk  of

adverse  price trends or static markets in the U.S. and  Japanese indices.  Static markets would not cause major market changes but would  make  it  difficult  for the Partnership  to  avoid  being

"whipsawed" into numerous small losses.

Interest  Rate. The second largest market exposure  at  June  30,

2000  was  in  the  global interest rate complex.   Exposure  was

spread   across  the  U.S.,  European,  Japanese  and  Australian

interest  rate sectors.  Interest rate movements directly  affect the  price  of the sovereign bond futures positions held  by  the

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

Demeter  anticipates that G-7 and Australian interest rates  will remain the primary interest rate exposure of the Partnership  for the foreseeable future.  The changes in interest rates which have the most effect on the Partnership, are changes in long-term,  as opposed  to  short-term rates.  Most of the  speculative  futures positions  held  by the Partnership are in medium-  to  long-term instruments.  Consequently, even a material change in  short-term rates  would  have  little effect on the  Partnership,  were  the medium- to long-term rates to remain steady.



Currency.  The Partnership's currency exposure at June  30,  2000 was  to exchange rate fluctuations, primarily fluctuations  which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as

political   and  general  economic  conditions  influence   these

fluctuations.   The  Partnership trades  in  a  large  number  of

currencies,  including cross-rates - i.e., positions between  two currencies other than the U.S. dollar.  For the second quarter of

2000, the Partnership's major exposures were in the euro currency crosses  and outright U.S. dollar positions.  Outright  positions

consist  of  the U.S. dollar vs. other currencies.   These  other

currencies include the major and minor currencies.  Demeter  does not  anticipate  that  the  risk  profile  of  the  Partnership's

currency  sector  will change significantly in the  future.   The

currency  trading  VaR  figure includes  foreign  margin  amounts converted  into  U.S. dollars with an incremental  adjustment  to reflect  the  exchange  rate risk inherent  to  the  dollar-based

Partnership in expressing VaR in a functional currency other than dollars.



Commodity.

Energy.  On June 30, 2000, the Partnership's energy exposure  was shared  primarily  by  futures contracts in  the  crude  oil  and natural  gas  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will  remain  high.  Significant profits and losses,  which  have been experienced in the past, are expected to continue to be experienced in this market. Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and may continue in this choppy pattern.



Soft  Commodities  and  Agriculturals.  On  June  30,  2000,  the

Partnership  had  exposure  in the markets  that  comprise  these

sectors.   Most  of  the  exposure, however,  was  in  the  corn,

livestock   and   soybean  oil  markets.    Supply   and   demand

inequalities,  severe weather disruption and market  expectations affect price movements in these markets.



Metals.    The Partnership's metals market exposure at  June  30,

2000  was  to  fluctuations in the price of base metals.   During

periods  of  volatility,  base  metals  will  affect  performance

dramatically.   Demeter anticipates that  the  base  metals  will

remain the primary metals market exposure of the Partnership.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  were the only non-trading risk exposures  of  the

Partnership as of June 30, 2000:



Foreign  Currency Balances.    The Partnership's primary  foreign

currency  balances were in the Japanese yen, South African  rands and  Swedish  kronas.  The Partnership controls  the  non-trading risk  of  these  balances by regularly converting these  balances back into dollars upon liquidation of the respective position.

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

Trading Manager.

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in  the  Partnership's Form 10-Q for the quarter ended March  31,

2000 and Form 10-K for the year ended December 31, 1999:



On  October  25,  1996,  the Market Surveillance  Committee  (the

"Committee")  of  the National Association of Securities  Dealers

("NASD")  filed  a formal complaint against MS &  Co.  and  seven current  and former traders, alleging violations of certain  NASD rules  relating  to manipulative and deceptive practices,  locked

and  crossed  markets, and failure to supervise.   Hearings  were

held  in  June  and July 1997.  On April 13, 1998  the  Committee

ruled  that  MS  &  Co.  and the seven  traders  had  engaged  in manipulative  and  deceptive practices and improperly  locked  or crossed  markets, but not that MS & Co. had failed  to  supervise its  traders.  The Committee levied a fine of $1,000,000 on MS  &

Co.,  a  fine of $100,000 and a 90-day suspension on one  of  its former  traders, and fines of $25,000 and 30-day  suspensions  on each of the remaining current and former traders.  On January 18,

2000  the National Adjudicatory Council, which heard the  appeal,

issued a ruling which upheld the Committee's April 1998 decision,

however,  the  National Adjudicatory Council reduced  the  firm's fine to $495,000,
reversed  all previously imposed suspensions against the traders,

reduced  the fine for each of six traders to $2,500 and dismissed all charges against the seventh trader.



On  January  11,  1999,  the Securities and  Exchange  Commission

brought an action against 28 NASDAQ market makers, including MS &

Co.,  and  51 individuals, including one current and  one  former trader  employed  by MS & Co., for certain conduct  during  1994.

The  core  of  the charges against MS & Co. concerns improper  or undisclosed  coordination  of price  quotes  with  other  broker-

dealers  and  related  reporting, recordkeeping  and  supervisory deficiencies  in violation of Sections 15(b)(4)(E), 15(c)(1)  and

(2)  and  17(a) of the Securities Exchange Act and Rules  15c1-2,

15c2-7  and  17a-3 promulgated thereunder.  Without admitting  or denying  the charges, MS & Co. consented to the entry of a  cease and  desist  order  and  to the payment of  a  civil  penalty  of

$350,000,  disgorgement of $4,170 and to submit  certain  of  its procedures to an independent consultant for review.  In addition,

one  current and one former trader employed by MS & Co.  accepted suspensions  of less than two months each and were fined  $25,000 and $30,000 respectively.

Item 5.   OTHER INFORMATION

Effective July 1, 2000, Lewis A. Raibley, III resigned  as  Chief

Financial  Officer  and  a Director of Demeter  and  Dean  Witter

Futures Currency Management Inc.  Effective July 10, 2000 Raymond

E. Koch replaced Lewis A. Raibley, III as Chief Financial Officer of Demeter.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (A)  Exhibits

     3.01  Amended and Restated Limited Partnership Agreement  of
the           Partnership, dated as of August  29,  1995  is  inc
orporated          by reference to Exhibit 3.01 and Exhibit  3.02
of  the               Partnership's Registration Statement  (File
No. 33-95414)          on Form S-1.

    10.01 Amended and Restated Management Agreement among the Partnership, Demeter and RXR, Inc. dated as of December 29, 1995 is incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement (File No. 33-95414) on Form S-1.

    10.02 Amended and Restated Customer Agreement between the Partnership and DWR, dated as of December 29, 1995 is incorporated by reference to Exhibit 10.01 of the Partnership's Registration Statement (File No. 33-95414) on Form S-1.

   10.03     Amended and Restated Customer Agreement, dated as of
         December 1, 1997, between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.03 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-18314.

   10.04 Customer Agreement, dated as of December 1, 1997, among the Partnership, Carr Futures, Inc., and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.04 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-18314.

         10.05 International Foreign Exchange Master Agreement, dated as of August 1, 1997, between the Partnership and Carr Futures, Inc. is incorporated by reference to
         Exhibit 10.05 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-18314.

        10.06 Customer Agreement, dated as of May 1, 2000 between
        Morgan  Stanley  & Co. Incorporated, the Partnership  and
        Dean Witter Reynolds Inc. is filed herewith.

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



                          Dean Witter Principal Plus
                           Fund L.P. (Registrant)

                          By: Demeter Management Corporation
                                (General Partner)

August 14, 2000           By:/s/  Raymond E. Koch      ________
                                  Raymond E. Koch
                                  Chief Financial Officer



The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.