Form 10-Q
period 2000-09-30
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 2000-11-14
CIK 854915

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000 or

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

                       September 30, 2000


PART I. FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

     Consolidated Statements of Financial Condition
     September 30, 2000 (Unaudited) and December 31, 1999...... 2

     Consolidated Statements of Operations for the
     Quarters Ended September 30, 2000 and 1999 (Unaudited).....3

     Consolidated Statements of Operations for the Nine
     Months Ended September 30, 2000 and 1999 (Unaudited).......4

     Consolidated Statements of Changes in Partners'
     Capital for the Nine Months Ended September 30, 2000 and
     1999 (Unaudited).......................................... 5

     Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 2000 and 1999
     (Unaudited)................................................6

     Notes to Consolidated Financial Statements
     (Unaudited).............................................7-13

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations......................................14-24

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk...............................24-38

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings..................................39

   Item 6.  Exhibits and Reports on Form 8-K................39-40








                 PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                   September 30,   December 31,
                                      2000          1999
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                                4,117,961    6,014,023

 Net unrealized loss on open contracts (MSIL)(39,120)     -
  Net  unrealized loss on open contracts (MS & Co.)     (147,528)
-
 Net unrealized gain on open contracts (Carr)_____-___   380,736
  Total  net  unrealized gain (loss) on open contracts  (186,648)
380,736

 Net option premiums                 (139,500)    ______-___

      Total Trading Equity           3,791,813    6,394,759

Investment  in  Zero-Coupon U.S. Treasury  Securities  37,268,041
40,367,536
Interest receivable (DWR)               20,166         24,726
Unrealized loss on Zero-Coupon U.S.
   Treasury Securities               (185,918)  (1,018,390)

      Total Assets                  40,894,102   45,768,631

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
 Redemptions payable                 2,246,208     1,341,552
 Accrued administrative expenses       172,749      121,844
 Accrued brokerage fees (DWR)          136,358      155,551
 Accrued management fees                34,089       38,888

      Total Liabilities              2,589,404    1,657,835

Minority Interest                      105,202      198,080

Partners' Capital
 Limited Partners (20,606.783 and
   23,879.732 Units, respectively)  37,636,954   43,352,757
 General Partner (308 Units)           562,542         559,959
 Total Partners' Capital            38,199,496    43,912,716

  Total  Liabilities  and Partners' Capital40,894,102        45,7
68,631

NET ASSETS PER LIMITED PARTNERSHIP
 AGREEMENT                          38,199,496     43,912,716

NET ASSET VALUE PER UNIT              1,826.44         1,815.50

          The accompanying notes are an integral part of these consolidated financial statements.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
             CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
                              For the Quarters Ended September 30,

                                        2000        1999
                                          $            $
REVENUES
 Trading profit (loss):
    Realized                         453,259   (215,533)
    Net change in unrealized       (677,910)   (279,756)
      Total Trading Results        (224,651)  (495,289)
       Interest   Income                    586,880       669,552
Change in value of Yield Pool        327,844    (232,720)
      Total Revenues                 690,073       (58,457)
EXPENSES

      Brokerage   fees   (DWR)               411,228      484,653
Management fees                      102,807    121,163
    Administrative expenses           24,000      9,000
      Transaction fees and costs      14,522         21,910

      Total Expenses                 552,557       636,726

INCOME   (LOSS)  BEFORE  MINORITY  INTEREST137,516              (
695,183)
Less:     Minority     interest    in    income    (loss)(30,595)
(39,366)

NET INCOME (LOSS)                    168,111     (655,817)

NET INCOME (LOSS) ALLOCATION
      Limited   Partners                   165,773      (648,004)
General Partner                        2,338      (7,813)
NET INCOME (LOSS) ALLOCATED TO PARTNERS
  FOR TAX AND NET ASSET VALUATION    168,111       (655,817)

Net Income (Loss) Allocation for Tax and Net Asset
 Valuation
      Limited   Partners                   165,773      (647,714)
General Partner                        2,338      (8,103)

Net Income (Loss) Per Unit for Tax and Net Asset
  Valuation
           Limited        Partners                           7.60
(25.37)
           General        Partner                            7.60
(25.37)

          The accompanying notes are an integral part of these consolidated financial statements.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
             CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                            For the Nine Months Ended September 30,

                                        2000        1999
                                          $            $
REVENUES
 Trading profit (loss):
        Realized                          (139,415)       371,457
Net change in unrealized           (567,384)    (1,155,290)
      Total Trading Results        (706,799)    (783,833)
       Interest    Income                  1,801,793    2,004,436
Change in value of Yield Pool        832,472   (2,358,120)
      Total Revenues               1,927,466   (1,137,517)

EXPENSES

      Brokerage   fees   (DWR)             1,284,977    1,489,870
 Management     fees                       321,244        372,467
 Administrative            expenses                        69,000
 46,000                                                         T
 ransaction fees and costs           58,818         71,072
      Total Expenses               1,734,039    1,979,409
INCOME   (LOSS)  BEFORE  MINORITY  INTEREST193,427              (
3,116,926)
Less:    Minority   interest   in   income   (loss)      (92,878)
(93,354)
NET INCOME (LOSS)                    286,305   (3,023,572)
NET INCOME (LOSS) ALLOCATION
      Limited   Partners                   283,722    (2,988,385)
General Partner                        2,583     (35,187)
NET INCOME (LOSS)                    286,305  (3,023,572)
Less:  Net change in unrealized gain
    on    Zero-Coupon    U.S.   Treasury    Securities          -
(1,952,744)

NET INCOME (LOSS) ALLOCATED TO PARTNERS
  FOR TAX AND NET ASSET VALUATION    286,305     (1,070,828)

Net Income (Loss) Allocation for Tax and Net Asset
 Valuation
      Limited   Partners                   283,722    (1,057,901)
General           Partner                                   2,583
(12,927)

Net Income (Loss) Per Unit for Tax and Net Asset
  Valuation
      Limited   Partners                     10.94        (40.98)
General                                                   Partner
10.94                                (40.98)

          The accompanying notes are an integral part of these consolidated financial statements.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
    CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 2000 and 1999
                          (Unaudited)





Units of

Partnership               Limited   General

Interest                  Partners  Partner    Total



Partners' Capital,
  December  31,  1998    26,653.343  $51,660,212         $603,953
$52,264,165

Net                                                          Loss
-                     (2,988,385)           (35,187) (3,023,572)

Redemptions               (1,726.667)                 (3,209,959)
-                                     (3,209,959)

Partners' Capital,
   September   30,   1999     24,926.676              $45,461,868
$568,766                         $46,030,634




Partners' Capital,
    December   31,   1999       24,187.732            $43,352,757
$559,959                         $43,912,716

Net   Income                 -            283,722           2,583
286,305

Redemptions                 (3,272.949)               (5,999,525)
-                                (5,999,525)

Partners' Capital,
    September   30,   2000      20,914.783            $37,636,954
$562,542                         $38,199,496













           The accompanying notes are an integral part of these consolidated financial statements.




              DEAN WITTER PRINCIPAL PLUS FUND L.P.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)



                            For the Nine Months Ended September 30,

                                       2000           1999
                                          $             $

CASH FLOWS FROM OPERATING ACTIVITIES
   Net  income  (loss)                     286,305              (
3,023,572)
 Noncash item included in net income (loss):
      Net  change  in  unrealized           567,384             1
,155,290
Change  in  value  of  yield  pool        (832,472)             2
,358,120

 Decrease in operating assets:
         Net      option      premiums                    139,500
-
Investment in Zero-Coupon U.S.
                             Treasury    Securities     3,099,495
332,878
Interest receivable (DWR)               4,560            6,484
 Increase (decrease) in operating liabilities:
     Accrued administrative expenses    50,905             34,272
Accrued brokerage fees (DWR)         (19,193)            (11,426)
     Accrued management fees           (4,799)            (2,856)
Incentive                      fees                       payable
-                                   (147,477)
    Net    cash   provided   by   operating   activities3,291,685
701,713

CASH FLOWS FROM FINANCING ACTIVITIES

  Increase in redemptions payable      904,656            702,742
Decrease in minority interest        (92,878)            (93,354)
      Redemptions      of      Units                  (5,999,525)
(3,209,959)
    Net    cash    used   for   financing   activities(5,187,747)
(2,600,571)
   Net  decrease  in  cash              (1,896,062)             (
1,898,858)
     Balance     at    beginning    of    period        6,014,023
9,270,594
     Balance     at    end    of    period              4,117,961
7,371,736




          The accompanying notes are an integral part of these consolidated financial statements.

               DEAN WITTER PRINCIPAL PLUS FUND L.P.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)



The  unaudited financial statements contained herein include,  in the  opinion of management, all adjustments necessary for a  fair presentation of the results of operations and financial condition of Dean Witter Principal Plus Fund L.P. (the "Partnership").  The

consolidated  financial  statements and  condensed  notes  herein should be read in conjunction with the Partnership's December 31,

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



The   general   partner   is   Demeter   Management   Corporation

("Demeter").  The non-clearing commodity broker  is  Dean  Witter

Reynolds Inc. ("DWR").  Morgan Stanley & Co., Inc. ("MS  &  Co.")

and  Morgan Stanley & Co. International Limited ("MSIL")  provide clearing and execution services.  Demeter, DWR, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co.

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

Asset Value per Unit and Net Income (Loss) in accordance with the terms  of the Limited Partnership Agreement. For the nine  months ended September 30, 2000, $1,605,762 of interest income has  been accreted on the Yield Pool.  At September 30, 2000, the  cost  of

the   Yield  Pool  was  $28,690,436  and  the  accreted  interest receivable thereon was $8,577,605.  The market value of the Yield

Pool on September 30, 2000, was $37,082,123.



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

2000,  as  amended by SFAS No. 137. The Partnership  adopted  the provisions  of SFAS No. 133 beginning with the fiscal year  ended

December  31,  1998.  SFAS No. 133 superceded SFAS Nos.  119  and

105,  which  required  the disclosure of average  aggregate  fair values  and contract/notional values, respectively, of derivative financial  instruments for an entity that carries its  assets  at fair value.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




SFAS No. 133 was further amended by SFAS No. 138, which clarifies

issues   surrounding   interest  rate  risk,   foreign   currency

denominations, normal purchases and sales and net  hedging.   The

application of SFAS No. 133, as amended by SFAS No. 137, did  not

have   a   significant  effect  on  the  Partnership's  financial

statements,  nor will the application of the provisions  of  SFAS

No.  138 have a significant effect on the Partnership's financial statements.



SFAS  No.  133 defines a derivative as a financial instrument  or

other   contract   that   has  all   three   of   the   following

characteristics:

  1)    One  or  more  underlying  notional  amounts  or  payment

     provisions;

2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
3)   Terms require or permit net settlement.


Generally derivatives include futures, forwards, swaps or  option

contracts,   or   other   financial  instruments   with   similar

characteristics such as caps, floors and collars.

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in futures interests trading accounts"  on the  consolidated statements of financial condition  and  totaled

$(186,648)  and $380,736 at September 30, 2000 and  December  31,

1999, respectively.



Of  the  $186,648  net  unrealized  loss  on  open  contracts  at

September  30, 2000, $176,517 related to exchange-traded  futures contracts  and  $10,131  related to  off-exchange-traded  forward currency contracts.



Of the $380,736 net unrealized gain on open contracts at December

31,  1999,  $325,528 related to exchange-traded futures contracts and  $55,208  related  to  off-exchange-traded  forward  currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September 30, 2000 and December 31, 1999 mature through  December

2000  and  June  2000, respectively. Off-exchange-traded  forward currency contracts held by the Partnership at September 30,  2000 and  December  31, 1999 mature through December  2000  and  March

2000, respectively.

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

Trading  Commission ("CFTC") to segregate from their own  assets,

and  for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-

styled  options contracts, including an amount equal to  the  net unrealized  gain  (loss) on all open futures  and  futures-styled

options   contracts,  which  funds,  in  the  aggregate,  totaled

$3,941,444 and $6,339,551 at September 30, 2000 and December  31,

1999,  respectively.  With  respect  to  the  Partnership's  off-

exchange-traded forward currency contracts,

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)




there  are  no  daily settlements of variations in value  nor  is there  any requirement that an amount equal to the net unrealized

gain  (loss)  on  open  forward contracts  be  segregated.   With

respect  to those off-exchange-traded forward currency contracts,

the  Partnership is at risk to the ability of MS & Co., the  sole

counterparty   on  all  of  such  contracts,  to   perform.   The

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

Units.



Results of Operations

General.  The Partnership's results depend on its Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets.  The following presents  a summary of the Partnership's operations for the quarters and nine months  ended  September 30, 2000 and 1999, respectively,  and  a general  discussion of its trading activities during each period.

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



For the Quarter and Nine Months Ended September 30, 2000

For  the  quarter  ended  September  30,  2000,  the  Partnership recorded  total  trading revenues including interest  income  and change  in  value  of the yield pool of $690,073  and  posted  an

increase  in  Net  Asset Value per Unit.   The  most  significant

trading gains of approximately 0.8% were attributed primarily  to an  increase  in  the  value  of the  Zero-Coupon  U.S.  Treasury securities  held  in  the guarantee portion of  the  Partnership.

Gains  of approximately 0.2% were recorded in the global interest rate  futures markets primarily during July and August from  long positions  in U.S. interest rate futures as domestic bond  prices rose amid signs that inflation in the U.S. remains in check and that the economy will experience a "soft landing". In the metals markets,  gains  of  approximately 0.1% were  recorded  primarily during  July  and  mid  September from long positions  in  copper futures  as  prices  rose higher due to a rise  in  COMEX  copper stocks.  In the energy markets, gains were produced during August from  long  futures positions in gas and heating  oil  as  prices climbed  higher  due to a sharp decline in U.S.  inventories  and concerns  that  OPEC would not increase production  in  the  near

future.   In  the currency markets, small profits  were  recorded

from  short positions in the New Zealand dollar as its value fell to  historic  lows relative to the U.S. dollar after  worse-than-

expected  trade  figures  were  released.   In  the  agricultural

markets, small gains were recorded from short positions  in  corn futures  as  prices  declined  on  favorable  U.S.  crop  weather

forecasts.   A  portion of the Partnership's  overall  gains  was

partially offset by losses of approximately 0.6% recorded in  the global stock index futures markets primarily during late July and

September from long positions in S&P 500 Index futures as  prices declined  due  to jitters in the technology sector,  a  worrisome spike in oil prices and re-emerging fears of inflation and higher

interest  rates.   In soft commodities, losses  of  approximately

0.2%  were  experienced primarily during July from  short  cotton futures  positions  as prices moved higher amid  fears  that  the dryness and heat in Texas would slash the size of the U.S.  crop.

Total expenses for the three months ended September 30, 2000 were

$552,557,  resulting  in net income before minority  interest  of

$137,516.  The  minority  interest in such  income  was  $30,595,

resulting  in  net  income of $168,111 for the  Partnership.  The value  of  a  Unit increased from $1,818.84 at June 30,  2000  to

$1,826.44 at September 30, 2000.



For  the  nine  months ended September 30, 2000, the  Partnership recorded  total  trading revenues including interest  income  and change  in  value of the yield pool of $1,927,466 and  posted  an

increase  in  Net  Asset Value per Unit.   The  most  significant

trading gains of approximately 4.3% were attributed primarily  to an  increase  in  the  value  of the  Zero-Coupon  U.S.  Treasury securities  held  in  the guarantee portion of  the  Partnership.

Gains  of approximately 1.3% were recorded in the global interest rate  component  primarily during February and  March  from  long positions  in  U.S. interest rate futures as prices moved  higher due  to  volatility in the U.S. stock markets  and  as  investors

shifted  assets  into  U.S. Treasury notes from  stocks.   During

June, July and August, gains were recorded from long positions in

U.S. interest rate futures as prices moved higher amid signs that

U.S.  economic growth has slowed and the prospects of  additional

interest rate hikes by the Federal Reserve were fading.   In  the

energy   markets,  gains  of  approximately  1.0%  were  produced

primarily  during May from long positions in natural gas  futures as  prices  trended higher, as data released by the American  Gas

Association further confirmed fears that inventory levels
remained  low.   Additional gains were recorded  during  February

from long positions in crude oil futures as prices increased  due to  a  combination  of  cold weather, declining  inventories  and

increasing  demand.   Gains were also recorded  during  June  and

August  as  oil  prices surged in reaction to a decline  in  U.S.

inventories and concerns that OPEC would not increase  production in the near future.  A portion of the Partnership's overall gains was partially offset by losses of approximately 2.4% recorded  in the  global stock index futures component primarily during April,

early May, late July and September from long positions in S&P 500

Index  futures as U.S. equity prices declined due to  jitters  in the  technology sector, re-emerging fears of inflation and higher interest rates.  In the currency markets, losses of approximately

0.5%  were recorded primarily during May and June from short euro positions  relative  to the Australian and U.S.  dollars  as  the

value   of  the  euro  reversed  higher  amid  suggestions   that

intervention to support the euro was a possibility,  as  well  as interest  rate hikes in Europe. In the livestock markets,  losses of approximately 0.5% were recorded primarily during January from long  positions  in live cattle futures as prices declined  after the  USDA  raised  its forecast for U.S. red meat  production  in

2000.   In  soft commodities, losses of approximately  0.3%  were

experienced  primarily  during July  from  short  cotton  futures positions as prices moved higher amid fears that the dryness  and

heat  in  Texas  would slash the size of the  U.S.  crop.   Total

expenses for the nine months ended September 30, 2000 were

$1,734,039,  resulting in net income before minority interest  of

$193,427.   The  minority interest in such  income  was  $92,878,

resulting  in  net  income of $286,305 for the Partnership.   The

value of a Unit increased from $1,815.50 at December 31, 1999  to

$1,826.44 at September 30, 2000.



For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded  total trading losses net of interest income and  change in  value  of the yield pool of $58,457 and posted a decrease  in

Net  Asset  Value  per  Unit.   The most  significant  losses  of

approximately  1.1%  were  recorded in  the  global  stock  index component of the balanced portfolio primarily from long  S&P  500

Index futures positions as domestic equity prices declined during

July and September amid interest rate concerns, the U.S. dollar's weakness  and  inflationary concerns in the U.S.  In  the  global interest  rate  futures component, losses of  approximately  1.0%

were  experienced during July and August primarily from long U.S.

interest  rate  futures positions as domestic bond  prices  moved lower  after  Federal  Reserve Chairman Alan Greenspan  commented that  central  bankers must consider stock  prices  when  setting monetary policy and as economic reports added to concern that the

U.S.  Federal  Reserve  will  raise  interest  rates  soon.    In

agricultural  markets,  small losses of approximately  0.4%  were recorded  primarily from short wheat futures positions  as  grain prices  increased significantly amid drier-than-expected  weather in the U.S.

midwest,  forecasts  for  very little  rain  and  concerns  about shriveling  production.  These losses were  partially  offset  by gains  of  approximately  0.8% recorded  in  the  energy  markets primarily  from long crude and gas oil futures positions  as  oil prices  climbed higher after OPEC ministers confirmed  that  they will  uphold  their  global cutbacks until April  of  next  year.

Reports  of  declining  crude oil and gasoline  inventories  also boosted  prices  in  this market.  Profits of approximately  0.3%

were  also  recorded  in  the  metals  markets  during  September primarily  from  long nickel futures positions  as  prices  moved higher aided by perceptions of improving Asian demand and a  drop in  LME  warehouse  stocks.  In the currency  markets,  gains  of approximately  0.2%  were  recorded  primarily  from  short  euro positions  versus  the  Japanese yen as  the  value  of  the  yen strengthened  versus  the  euro due  to  optimism  regarding  the

Japanese economy and Japanese investors selling euros looking  to hedge  their  investments.  Additional gains were  recorded  from long  Japanese yen positions versus the U.S. dollar as the  value of  the  yen  also  strengthened versus the U.S.  dollar  due  to inflationary  pressures  in  the  United  States  and  optimistic prospects for economic growth in Japan.  Total expenses  for  the three months ended September 30, 1999 were $636,726, resulting in a  net  loss before minority interest of $695,183.  The  minority interest  in  such loss was $39,366, resulting in a net  loss  of

$655,817 for the Partnership. The value of a Unit decreased  from

$1,872.01 at June 30, 1999 to $1,846.64 at September 30, 1999.

For  the  nine  months ended September 30, 1999, the  Partnership recorded  total trading losses net of interest income and  change in value of the yield pool of $1,137,517 and posted a decrease in

Net  Asset  Value  per  Unit.   The most  significant  losses  of

approximately  3.1% were experienced during February,  April  and

May  in  the yield pool and in the fixed income component of  the balanced portfolio primarily from long U.S. interest rate futures positions  as  prices  dropped  in reaction  to  Federal  Reserve

Chairman Alan Greenspan's warnings in Congressional testimony  in late  February  that  a strong economy could reignite  inflation.

Fears  that  the  Federal Reserve eventually could  boost  target interest  rates continued to push down domestic bond  prices  and forced  yields higher.  Losses were also experienced during  July and  August in this market complex after Federal Reserve Chairman

Alan Greenspan commented that central bankers must consider stock prices  when  setting  monetary policy and as  reports  on  labor costs,  home  sales, manufacturing and personal income  added  to concern  that the U.S. Federal Reserve will raise interest  rates soon.  In the agricultural markets, losses of approximately  0.3%

were  recorded  primarily  from long corn  futures  positions  as prices  regressed in early April in reaction to  reports  by  the

USDA that the expected corn surplus will be one of the biggest in

years  and  from declining demand from Asian markets.   Later  in

April, corn prices fell amid technical factors and on reports  of

favorable  planting  conditions.   These  losses  were  partially

offset by gains of approximately 1.1% recorded in the energy markets during March primarily from long positions in crude and gas  oil futures as prices moved significantly higher due largely to  the news that both OPEC and non-OPEC countries had reached an

agreement  to cut total output beginning April 1st.   Gains  were

also  recorded  in this market complex during the  third  quarter after  OPEC  ministers  confirmed that they  would  uphold  their global  cutbacks until April of next year.  Reports of  declining crude oil and gasoline inventories also boosted oil prices during

the   third   quarter.   In  the  currency  markets,   gains   of

approximately  0.5% were recorded throughout a  majority  of  the first quarter primarily from short euro positions as the value of the  U.S.  dollar trended upward during March versus the European common currency due to the strength of the U.S. economy, concerns pertaining to the economic health of Europe and Japan and growing

uncertainty  about  the military action in  Yugoslavia.   In  the

stock  index component, gains of approximately 0.4% were recorded during  January  and  March primarily from  long  S&P  500  Index futures positions as domestic equity prices increased in reaction to  Wall Street reaching a major milestone during March,  as  the

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

Wall  Street's fears that the Federal Reserve would launch a  big rise  in interest rates were over-blown.  Total expenses for  the nine  months ended September 30, 1999 were $1,979,409,  resulting

in  a  net  loss  before minority interest  of  $3,116,926.   The

minority  interest in such loss was $93,354, resulting in  a  net loss  of  $3,023,572 for the Partnership.  The value  of  a  Unit decreased  from  $1,887.62 at December 31, 1998 to  $1,846.64  at

September 30, 1999.


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


The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary  market risk category as of September  30,  2000  and

1999.   At  September 30, 2000 and 1999, the Partnership's  total

capitalization  was approximately $38 million  and  $46  million,

respectively.

     Primary Market      September 30, 2000   September 30, 1999
     Risk Category          Value at Risk       Value at Risk

     Equity                     (0.31)%            (0.24)%

     Interest Rate              (0.69)             (0.55)

     Currency                   (0.19)             (0.22)

     Commodity                  (0.16)             (0.21)

     Aggregate Value at Risk    (0.77)%            (0.63)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above. Aggregate VaR will  be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 2000  and  1999  only  and  is  not necessarily representative of either the historic or future  risk of  an  investment in the Partnership. Because the  Partnership's only  business  is the speculative trading of futures  interests,

the composition of its trading portfolio can change significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net  Assets for the four quarterly reporting periods from October

1, 1999 through September 30, 2000.

Primary Market Risk Category         High      Low      Average

Equity                             (0.59)%   (0.25)%   (0.37)%

Interest Rate                      (0.83)    (0.14)    (0.59)

Currency                           (0.29)    (0.12)    (0.21)

Commodity                          (0.21)    (0.12)    (0.16)

Aggregate Value at Risk            (1.02)%   (0.43)%   (0.79)%





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

The  VaR  tables  above, as well as the past performance  of  the

Partnership,  give  no  indication of such  "risk  of  ruin".  In addition,  VaR  risk measures should be viewed in  light  of  the methodology's limitations, which include the following:

     past  changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

     changes  in portfolio value in response to market movements may differ from those of the VaR model;

    VaR results reflect past trading positions while future risk depends on future positions;

     VaR using a one-day time horizon does not fully capture the market  risk of positions that cannot be liquidated  or  hedged within one day; and

     the  historical  market  risk  factor  data  used  for  VaR estimation  may provide only limited insight into  losses  that could be incurred under certain unusual market movements



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at September 30, 2000 and for the end of the four

quarterly   reporting  periods  from  October  1,  1999   through

September  30, 2000. Since VaR is based on historical  data,  VaR should  not  be viewed as predictive of the Partnership's  future financial  performance or its ability to manage or monitor  risk.

There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or  that  such losses will not occur more than 1 in  100  trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they may represent are immaterial.  At September  30,  2000 the Partnership's cash balance at DWR was approximately 7% of its total  Net  Asset Value.  A decline in short-term interest  rates will  result  in  a decline in the Partnership's cash  management income. This cash flow risk is not considered material.



The Partnership also has non-trading risk on the Zero-Coupon U.S.

Treasury Securities it holds to support the guaranteed Net  Asset

Value  per  Unit at the Guaranteed Redemption Date of August  31,

2003.  The fair value of these securities is subject to  interest rate risk.



For  non-trading securities, the Partnership measures its  market

risk   using  sensitivity  analysis.   The  sensitivity  analysis

estimates  the  potential  change  in  fair  value  based  on   a

hypothetical 10% change in interest rates.  Based on the  current valuation  of  the Zero-Coupon U.S. Treasury Securities,  such  a change  in  interest  rates  will cause  an  approximately  5.32%

decline
in  their  fair  value.  Such a change will not have  a  material effect on the Net Asset Value per Unit.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of September 30, 2000, by market sector.   It  may

be  anticipated  however, that these market exposures  will  vary materially over time.



Equity.   The  primary  market exposure  in  the  Partnership  at

September  30,  2000 was in the global stock index  sector.   The

primary  equity  exposure is to equity  price  risk  in  the  G-7

countries.   The G-7 countries consist of France, U.S.,  Britain,

Germany, Japan, Italy and Canada.  The stock index futures traded by the Partnership are by law limited to futures on broadly based

indices.   As  of  September 30, 2000, the Partnership's  primary

exposures  were  in the S&P 500 (U.S.) and Nikkei  (Japan)  stock

indices.   The Partnership is primarily exposed to  the  risk  of

adverse  price trends or static markets in the U.S. and  Japanese indices.  Static markets would not cause major market changes but would  make  it  difficult  for the Partnership  to  avoid  being

"whipsawed" into numerous small losses.

Interest  Rate.  The second largest market exposure at  September

30,  2000 was in the global interest rate complex.  Exposure  was spread  across  the  U.S., European and  Japanese  interest  rate

sectors.   Interest rate movements directly affect the  price  of

the  sovereign bond futures positions held by the Partnership and indirectly  affect  the  value of its stock  index  and  currency

positions.   Interest rate movements in one country  as  well  as

relative  interest  rate movements between  countries  materially

impact   the   Partnership's  profitability.   The  Partnership's

primary  interest  rate exposure is generally  to  interest  rate fluctuations in the United States and the other G-7 countries.



However,  the  Partnership also takes futures  positions  in  the

government  debt  of  smaller nations - e.g. Australia.   Demeter

anticipates  that  G-7  interest rates will  remain  the  primary interest  rate  exposure of the Partnership for  the  foreseeable future.  The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-

term  rates.  Most of the speculative futures positions  held  by

the   Partnership  are  in  medium-  to  long-term   instruments.

Consequently,  even a material change in short-term  rates  would have  little effect on the Partnership, were the medium- to long-

term rates to remain steady.



Currency.  The  Partnership's currency exposure at September  30,

2000 was to exchange rate fluctuations, primarily fluctuations
which   disrupt  the  historical  pricing  relationships  between

different  currencies and currency pairs.  Interest rate  changes as  well  as political and general economic conditions  influence these fluctuations.  The Partnership trades in a large number  of currencies,  including cross-rates - i.e., positions between  two currencies other than the U.S. dollar.  For the third quarter  of

2000, the Partnership's major exposures were in the euro currency crosses  and outright U.S. dollar positions.  Outright  positions

consist  of  the U.S. dollar vs. other currencies.   These  other

currencies include major and minor currencies.  Demeter does  not anticipate  that  the risk profile of the Partnership's  currency

sector  will  change significantly in the future.   The  currency

trading VaR figure includes foreign margin amounts converted into

U.S.  dollars  with  an  incremental adjustment  to  reflect  the exchange  rate  risk inherent to the dollar-based Partnership  in expressing VaR in a functional currency other than dollars.



Commodity

Energy.  On September 30, 2000, the Partnership's energy exposure was  shared primarily by futures contracts in the crude  oil  and natural  gas  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and may continue in this choppy pattern.



Metals.    The Partnership's metals market exposure at  September

30, 2000 was to fluctuations in the price of base metals.  During periods  of  volatility,  base  metals  will  affect  performance

dramatically.   Demeter anticipates that  the  base  metals  will

remain the primary metals market exposure of the Partnership.



Soft  Commodities and Agriculturals.  On September 30, 2000,  the

Partnership  had  exposure  in the markets  that  comprise  these sectors.  Most of the exposure, however, was in the soybean  oil,

livestock  and  cotton markets.  Supply and demand  inequalities,

severe  weather disruption and market expectations  affect  price movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  were the only non-trading risk exposures  of  the

Partnership as of September 30, 2000:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances at September 30, 2000 were in British  pounds.

The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars upon liquidation of respective positions.



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

Securities. Cash and Zero-Coupon U.S. Treasury Securities are the only Partnership investments directed by Demeter, rather than the

Trading Manager.

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

Please  refer  to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-Q(s) for the quarters ended March 31,  2000 and  June 30, 2000 and Form 10-K for the year ended December  31,

1999.


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

   10.02 Amended and Restated Customer Agreement between the Partnership and Dean Witter Reynolds Inc., dated as of December 29, 1995 is incorporated by reference to
        Exhibit 10.01 of the Partnership's Registration Statement (File No. 33-95414) on Form S-1.

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

        10.06
        Customer Agreement, dated as of May 1, 2000, between Morgan Stanley & Co. Incorporated, the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.06 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, (File No. 0-18314).

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



                          Dean Witter Principal Plus
                           Fund L.P. (Registrant)

                          By: Demeter Management Corporation
                                (General Partner)

November 14, 2000         By:/s/  Raymond E. Koch              _
                                  Raymond E. Koch
                                  Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.