Form 10-K
period 2000-12-31
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 2001-04-02
CIK 854915

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report  pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For the year ended December 31, 2000 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For          the          transition         period          from
________________to___________________
Commission File Number 0-18314

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

             Units of Limited Partnership Interest

                        (Title of Class)

     Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No  _____
      Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $38,214,958 at January 31, 2001.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)

              DEAN WITTER PRINCIPAL PLUS FUND L.P.
            INDEX TO ANNUAL REPORT ON FORM 10-K
                     DECEMBER 31, 2000

                              Page No.
DOCUMENTS  INCORPORATED BY REFERENCE. . . . . . . . .  .  .  .  .
 . . . .  1

Part I .

  Item  1.  Business. . . . . . . . . . . . . . . . . . . . . . .
 . 2-4

  Item  2.  Properties. . . . . . . . . . . . . . . . . . . . . .
 . . 4

   Item  3.  Legal Proceedings. . . . . . . . . . . . . . . . . .
 .  4-5

  Item  4. Submission of Matters to a Vote of Security Holders. .
 . .5

Part II.

  Item  5.Market for the Registrant's Partnership Units
           and Related Security Holder Matters. . . . . . .  .  .
 . . 6

   Item  6. Selected Financial Data . . . . . . . . . . . . . . .
 . . .7

  Item  7.Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . .
 .8-20

  Item 7A. Quantitative and Qualitative Disclosures About
            Market Risk . . . . . . . . . . . . . . . . . . . . .
20-33

  Item  8. Financial Statements and Supplementary Data. . . . . .
 . .34

  Item  9.Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . .
 . .34
Part III.

   Item 10.Directors and Executive Officers of the Registrant.  .
35-39

  Item 11. Executive Compensation . . . . . . . . . . . . . . . .
 . .39

  Item 12.Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . . . . .
 . .39

  Item 13. Certain Relationships and Related Transactions . . . .
39-40

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










            DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:


       Documents Incorporated              Part of Form 10-K

     Partnership's Prospectus dated
     November 8, 1995                              I

                                              Annual  Report
     to Dean Witter
                                              Principal Plus
     Fund L.P.
                                                     Limited
     Partners for the year
                                              ended December
     31, 2000                  II, III and IV

































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



The  general  partner for the Partnership is  Demeter  Management

Corporation  ("Demeter").  The non-clearing commodity  broker  is

Dean  Witter  Reynolds  Inc.  ("DWR").   The  clearing  commodity

brokers  are Morgan Stanley & Co. Incorporated ("MS &  Co.")  and

Morgan Stanley & Co. International Limited ("MSIL") which provide clearing and execution services.  Prior to May 2000, Carr Futures

Inc. provided clearing and execution services to the Partnership.

Demeter, DWR, MS & Co. and MSIL are wholly-owned subsidiaries  of

Morgan  Stanley Dean Witter & Co. ("MSDW").  The trading  manager to the Partnership is RXR Inc. (the "Trading Manager").



The Partnership's net asset value per unit of limited partnership

interest   ("Unit(s)")  at  December  31,  2000,  was  $1,941.87,

representing an increase of 6.96 percent from the net asset value per  Unit of $1,815.50 at December 31, 1999.  For a more detailed description of the Partnership's business see subparagraph (c).






(b)    Financial  Information  about  Segments.   For   financial

information  reporting  purposes, the Partnership  is  deemed  to engage  in  one  industry  segment, the  speculative  trading  of

futures,   forwards,   and  options.   The   relevant   financial

information is presented in Items 6 and 8.



(c)    Narrative Description of Business.  The Partnership is  in

the  business  of speculative trading of futures,  forwards,  and options, pursuant to trading instructions provided by its Trading

Manager.  For a detailed description of the different  facets  of

the   Partnership's   business,  see  those   portions   of   the

Partnership's   prospectus,   dated   November   8,   1995   (the

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
        Trading Arrangements and       62). "The Trading Advisor"
Policies                             (Pages 58-62).  "The Yield
                                      Pool" (Page 63).  "The
                                      Trading Company" (Pages
                                      63-64).

       4.  Management of the Part-  4. "The Management Agree-
                                                          nership
                                     ment"(Pages 66-67).
                                                  "The    General
                                     Partner"
                                                  (Pages   48-50)
                                     and
                                     "The Commodity Broker"
                                      (Pages 64-65).  "The
                                      Partnership Agreement"
                                      (Pages 70-73).


     5.     Taxation  of the Partner-  5.      "Material  Federal
     Income                            ship's  Limited   Partners
     Tax   Aspects"  and  "State                       and  Local
     Income  Tax                                         Aspects"
     (Pages 77-86).

(d)  Financial Information about Geographic Areas

The  Partnership  has  not engaged in any operations  in  foreign

countries;  however,  the  Partnership  (through  the   commodity

brokers) enters into forward contract transactions where  foreign banks  are the contracting party and trades in futures, forwards,

and options on foreign exchanges.



Item 2.  PROPERTIES

The  executive and administrative offices are located within  the offices  of DWR. The DWR offices utilized by the Partnership  are located  at  Two  World Trade Center, 62nd Floor,  New  York,  NY

10048.



Item 3.  LEGAL PROCEEDINGS

Similar  class actions were filed in 1996 in California  and  New

York State courts.  Each of these actions were dismissed in 1999.

However, the New York State class action discussed below is still pending  because plaintiffs appealed the trial court's  dismissal of their case on March 3, 2000.



On  September 18 and 20, 1996, purported class actions were filed in  the  Supreme Court of the State of New York, New York County,

on  behalf  of all purchasers of interests in limited partnership commodity pools sold by DWR.  Named defendants include DWR,




Demeter,  MSDW,  certain limited partnership commodity  pools  of which Demeter is the general partner and certain trading managers

to  these  pools.   A consolidated and amended complaint  in  the

action pending in the Supreme Court of the State of New York  was filed  on August 13, 1997, alleging that the defendants committed fraud,  breach of fiduciary duty, and negligent misrepresentation in  the  sale  and  operation of the various limited  partnership commodity  pools.  The  complaints sought  specified  amounts  of compensatory and punitive damages and other relief.  The New York

Supreme Court dismissed the New York action in November 1998, but granted plaintiffs leave to file an amended complaint, which they did  in  early December 1998.  The defendants filed a  motion  to dismiss the amended complaint with prejudice on February 1, 1999.

By  decision dated December 21, 1999, the New York Supreme  Court dismissed  the  case with prejudice.  However on March  3,  2000,

plaintiffs appealed the trial court's dismissal of their case.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
















                          PART II

Item 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS



(a) Market Information

There  is no established public trading market for Units  of  the

Partnership.



(b) Holders

The  number  of  holders  of  Units  at  December  31,  2000  was approximately 2,347.



(c) Distributions

No  distributions  have  been made by the  Partnership  since  it

commenced  operations  on February 14, 1990.   Demeter  has  sole

discretion to decide what distributions, if any, shall be made to investors in the Partnership.  Demeter currently does not  intend to make any distribution of Partnership profits.























Item 6.  SELECTED FINANCIAL DATA (in dollars)







                                For   the   Years  Ended  December   31,
     2000       1999           1998           1997          1996  .

Total Revenues
(including interest)         5,646,730  (1,332,776)  10,243,111    10,461,123
(677,358)



Net  Income  (Loss)                  3,386,012  (3,799,938)    7,203,198
7,414,966   (3,646,323)


Net Income (Loss)
Per Unit (Limited
& General Partners)            126.37      (72.12)      180.03        227.74
(82.41)



Total Assets           41,777,291   45,768,631  54,061,143    54,294,132
54,096,992



Total Limited
Partners'   Capital              38,861,681     43,352,757    51,660,212
51,607,436   50,688,703



Net Asset Value Per
Unit                              1,941.87       1,815.50       1,887.62
1,707.59     1,479.85






Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with DWR  as  non-

clearing  broker  and  MS & Co. and MSIL as clearing  brokers  in

separate   futures,  forwards,  and  options   trading   accounts

established  for the Trading Manager, which assets  are  used  as margin  to engage in trading. The assets are held in either  non-

interest-bearing bank accounts or in securities  and  instruments permitted  by  the Commodity Futures Trading Commission  ("CFTC")

for  investment  of  customer segregated or secured  funds.   The

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



Capital  Resources.  The Partnership does not have, or expect  to have,  any  capital assets.  Redemptions of Units in  the  future will  affect  the  amount of funds available for  investments  in futures, forwards, and options in subsequent periods.  It is  not possible  to  estimate the amount and therefore,  the  impact  of future redemptions of Units.



Results of Operations.

General.  The Partnership's results depend on its Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets.  The following presents a summary of the Partnership's operations for the three years ended

December  31,  2000  and  a  general discussion  of  its  trading activities during each period.  It is important to note, however,

that  the  Trading Manager trades in various markets at different times  and  that prior activity in a particular market  does  not mean  that  such  market will be actively traded by  the  Trading

Manager  or will be profitable in the future.  Consequently,  the results of operations of the Partnership are difficult to discuss other  than  in  the  context  of its Trading  Manager's  trading activities  on behalf of the Partnership and how the  Partnership has performed in the past.




At  December  31,  2000,  the  Partnership's  total  capital  was

$39,470,347,  a  decrease of $4,442,369  from  the  Partnership's total capital of $43,912,716 at December 31, 1999.  For the  year ended December 31, 2000, the Partnership generated net income  of

$3,386,012, and total redemptions aggregated $7,828,381.



For  the  year ended December 31, 2000, the Partnership  recorded total  trading revenues, including interest income, of $3,942,875 and  posted  an increase in net asset value per Unit.  Unrealized

gains  recorded  on  the  Yield  Pool  totaled  $1,703,855.   The

Partnership's  exposure  to Australian,  European,  Japanese  and

North American fixed income markets added value to the global interest rate futures markets sector with gains of approximately

5.9%.   The  currency sector also recorded gains of approximately

0.9%  aided by a strengthening euro and a weakening Japanese yen.

The  Partnership's exposure to the energy sector  also  performed well  with  profits  of approximately 1.2%, taking  advantage  of falling  crude oil inventories during the early part of the  year and  reactionary supply boosts later in 2000.  Conversely, equity markets  declined  in  all G4 economies,  creating  a  subsequent flight-to-quality  and driving nominal interest  rates  lower  in most  major  money  markets. The G4 economies  are  U.S.,  Japan,

Germany  and Britain.  As a result, losses of approximately  3.2%

were   recorded  in  these  markets.   Exposure  to  agricultural

commodities  markets  under-performed  slightly  reflecting  non-

directional  price movement within the sector.   The  Partnership

experienced  a  profitable  first  quarter,  despite   tremendous

volatility  in the U.S. stock market. The S&P 500 Index  declined through  February  but  rallied to post a  positive  quarter  and enabled the hedged equity strategy to salvage a modest gain.  The

Federal  Reserve Bank raised the overnight borrowing rate  by  50 basis  points  during  the  quarter  responding  to  a  perceived inflationary threat.  U.S. interest rates, however, continued  to decline benefiting the hedged fixed income component.  The global macro component also added value, enjoying most of its gains from long  futures  positions  in Sweden's OMX  Index  as  the  market advanced  throughout  the  quarter.  The  second  quarter  was  a sluggish one for the Partnership. The Federal Reserve Bank decided to raise short-term rates by another 50 basis points at its  May meeting, which proved to be the last proactive move made by  the  U.S. central bank in 2000.  The hedged equity  component underperformed as U.S. stocks endured a modest decline.  Treasury bonds  continued  to  strengthen  and  the  hedged  fixed  income

strategy  helped  to buffer the Partnership.   The  global  macro

component under-performed due to unexpected weakness in the  U.S.

dollar  and simultaneous strength in the euro.  Conversely,  long futures  positions in the crude oil complex performed well  after

OPEC   failed   to  raise  output  in  a  timely  fashion.    The

Partnership's  performance  was relatively  flat  for  the  third

quarter.   U.S.  interest rates fell by an average  of  15  basis

points  along the yield curve benefiting the hedged fixed  income

strategy.    Rising   energy   prices   prompted   the    Clinton

Administration  to release 30 million barrels of crude  oil  from the Strategic Petroleum Reserve prior to the winter months.  Long futures positions in the energy sector were adversely affected by

this  decision  as  crude oil prices fell.   Short  positions  in

Australian financial futures also under-performed as the  Reserve

Bank  of  Australia  failed to make good on an expected  interest rate  hike. The global macro component did enjoy gains from  long positions  in  copper futures along with short positions  in  New

Zealand  dollar, South African rand and Australian  dollar.   The

Partnership  posted a profitable fourth quarter due primarily  to performance in the global macro component.  Interest  rates  fell throughout the world, supporting the Partnership's long positions
in   U.S.,  European  and  Australian  financial  futures.   Long

positions  in  the  Swiss  franc  and  euro  versus  most   major

currencies  also  added  value.  Long positions  in  natural  gas futures  were profitable as prices rose due to a severe inventory shortage,  which  was  first noted in  California  and  continued

spreading throughout the country.  The S&P 500, DAX 30, FTSE  100 and Nikkei 225 Index all posted losses for the fourth quarter and

the  year  2000.   Total expenses for the year  were  $2,271,429,

resulting in income before minority interest of $3,375,301.   The

minority interest in trading losses experienced outside the Yield

Pool  was $10,711, resulting in net income of $3,386,012 for  the

Partnership.   The  net  asset value of  a  Unit  increased  from

$1,815.50 at December 31, 1999 to $1,941.87 at December 31, 2000.



At  December  31,  1999,  the  Partnership's  total  capital  was

$43,912,716,  a  decrease of $8,351,449  from  the  Partnership's total capital of $52,264,165 at December 31, 1998.  For the  year ended December 31, 1999, the Partnership generated a net loss  of

$3,799,938, and total redemptions aggregated $4,551,511.



For  the  year ended December 31, 1999, the Partnership  recorded total  trading revenues, including interest income, of $1,638,358

and  posted  a  decrease  in net asset value  per  Unit.   Losses

recorded  on  the  Yield Pool totaled $2,971,134.  Extreme  price volatility  in  U.S. and Australian fixed income markets  created losses, while the Partnership's exposure to the U.S. equity and energy markets and its net short exposure to European interest rate  sector  helped  steady performance.  The  most  significant losses  of approximately 5.00% were experienced primarily  during

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

The minority interest in such losses was $122,511, resulting in a net  loss of $3,799,938 for the Partnership. The net asset  value of  a  Unit  decreased  from $1,887.62 at December  31,  1998  to

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

3.45% primarily from long global bond futures positions, especially U.S., European and Japanese bond futures. Bond prices benefited  from  a "flight-to-quality" during the  third  quarter amid  the  world's  shaky financial system  and  global  economic

deterioration.   Total  expenses for the  year  were  $2,958,490,

resulting in income before minority interest of $7,284,621.   The

minority  interest in such gains was $81,423,  resulting  in  net income of $7,203,198 for the Partnership.  The net asset value of a  Unit  in the Partnership increased from $1,707.59 at  December

31, 1997 to $1,887.62 at December 31, 1998.



The  Partnership's  overall performance record represents  varied results  of  trading in different futures, forwards, and  options

markets.   For  a  further description of 2000  trading  results,

refer  to  the letter to the Limited Partners in the accompanying

Annual Report to Limited Partners for the year ended December 31,

2000, which is incorporated by reference to Exhibit 13.01 of this

Form  10-K.   The  Partnership's gains and losses  are  allocated

among its partners for income tax purposes.



Credit Risk.

Financial  Instruments.  The Partnership is a party to  financial instruments with elements of off-balance sheet market and  credit

risk.   The Partnership may trade futures, forwards, and  options

to  gain long biased exposure to global stock markets and  global bond  markets, as well as long and short exposure to a  component of managed futures contracts in agricultural commodities, energy products, foreign currencies, precious and base metals, and soft

commodities.   In entering into these contracts, the  Partnership

is  subject  to  the  market  risk that  such  contracts  may  be significantly influenced by market conditions, such  as  interest rate volatility, resulting in such contracts being less valuable.

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



Third,  with respect to forward contract trading, the Partnership trades  with  only  those counterparties which Demeter,  together with  DWR,  have determined to be creditworthy.  The  Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.



See  "Financial Instruments" under Notes to Financial  Statements in  the  Partnership's Annual Report to Limited Partners for  the

year  ended December 31, 2000, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.



Item 7A. QUANTITATIVE  AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
         RISK

Introduction

The  Partnership is a commodity pool involved in the  speculative trading  of futures, forwards, and options.  The market-sensitive instruments  held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially  all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central,  not  incidental,  to  the Partnership's  main  business activities.



The  futures,  forwards, and options traded  by  the  Partnership involve  varying degrees of related market risk.  Market risk  is often  dependent  upon  changes in the  level  or  volatility  of

interest   rates,  exchange  rates,  and  prices   of   financial

instruments and commodities.  Fluctuations in market  risk  based upon  these factors result in frequent changes in the fair  value of  the  Partnership's open positions, and, consequently, in  its earnings and cash flow.



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

Partnership's  open  positions  is  directly  reflected  in   the

Partnership's earnings, whether realized or unrealized,  and  its

cash  flow.   Profits and losses on open positions  of  exchange-

traded  futures, forwards, and options are settled daily  through variation margin.



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


The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total net assets by primary market risk category at December 31, 2000 and 1999.

At   December   31,  2000  and  1999,  the  Partnership's   total

capitalization  was approximately $39 million  and  $44  million,

respectively.

     Primary Market      December 31, 2000    December 31, 1999
     Risk Category         Value at Risk        Value at Risk

     Interest Rate              (0.87)%             (0.14)%

     Currency                   (0.35)              (0.12)

     Commodity                  (0.15)              (0.12)

     Equity                     (0.05)              (0.33)

     Aggregate Value at Risk    (0.91)%             (0.43)%

Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual market categories listed above. Aggregate VaR will  be lower  as  it  takes  into  account correlation  among  different positions and categories.


The  table  above  represents the VaR of the  Partnership's  open positions  at  December  31,  2000  and  1999  only  and  is  not necessarily representative of either the historic or future  risk of  an  investment in the Partnership. Because the  Partnership's only  business  is the speculative trading of futures,  forwards,

and  options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading  day.  Any changes in open positions could positively  or negatively materially impact market risk as measured by VaR.

The  table  below  supplements  the  December  31,  2000  VaR  by presenting  the  Partnership's high, low and average  VaR,  as  a percentage  of total net assets for the four quarterly  reporting periods from January 1, 2000 through December 31, 2000.



Primary Market Risk Category      High        Low        Average

Interest Rate                    (0.87)%     (0.68)%     (0.77)%

Currency                         (0.35)      (0.19)      (0.27)

Commodity                        (0.21)      (0.15)      (0.17)

Equity                           (0.59)      (0.05)      (0.30)

Aggregate Value at Risk          (1.02)%     (0.77)%     (0.91)%




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

Partnership's open positions thus creates a "risk  of  ruin"  not usually  found in other investments.  The relative  size  of  the positions held may cause the Partnership to incur losses  greatly in excess of VaR within a short period of time, given the effects of  the  leverage employed and market volatility.  The VaR tables above,  as well as the past performance of the Partnership,  give no indication of such "risk of ruin". In addition, VaR risk
measures   should  be  viewed  in  light  of  the   methodology's

limitations, which include the following:

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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at December 31, 2000 and for the end of the  four quarterly reporting periods during calendar year 2000.  Since VaR is  based  on  historical  data, VaR  should  not  be  viewed  as predictive  of the Partnership's future financial performance  or its ability to manage or monitor risk.  There can be no assurance that the Partnership's actual losses on a particular day will not exceed  the VaR amounts indicated above or that such losses  will not occur more than 1 in 100 trading days.

Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk they may represent are immaterial. At December 31, 2000, the

Partnership's  cash balance at DWR was approximately  8%  of  its total  net  asset value.  A decline in short-term interest  rates will  result  in  a decline in the Partnership's cash  management income. This cash flow risk is not considered to be material.



The Partnership also has non-trading risk on the zero-coupon U.S.

Treasury Securities it holds to support the guaranteed net  asset value  per  Unit at the Guaranteed Redemption Date of August  31,

2003.   The fair value of these securities is subject to interest

rate risk.



For  non-trading securities, the Partnership measures its  market

risk   using  sensitivity  analysis.   The  sensitivity  analysis

estimates  the  potential  change  in  fair  value  based  on   a

hypothetical 10% change in interest rates.  Based on the  current valuation  of  the Zero-Coupon U.S. Treasury Securities,  such  a change  in  interest  rates will cause an  approximately  (5.68)%

decline  in  their fair value.  Such a change  will  not  have  a material effect on the net asset value per Unit.



Materiality,  as used throughout this section,  is  based  on  an assessment of reasonably possible market movements and any associated potential losses taking into account the leverage,

optionality and multiplier features of the Partnership's  market-

sensitive instruments.



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

Demeter  and the Trading Manager for managing such exposures  are subject  to numerous uncertainties, contingencies and risks,  any one  of which could cause the actual results of the Partnership's risk  controls to differ materially from the objectives  of  such

strategies.   Government  interventions, defaults  and  expropri-

ations,  illiquid markets, the emergence of dominant  fundamental

factors,   political  upheavals,  changes  in  historical   price

relationships,  an  influx of new market participants,  increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management  strategies  of  the Partnership.  Investors  must  be prepared to lose all or substantially all of their investment  in the Partnership.

The  following  were the primary trading risk  exposures  of  the

Partnership as of December 31, 2000, by market sector.  It may be anticipated  however,  that  these  market  exposures  will  vary materially over time.



Interest Rate.  The largest market exposure at December 31,  2000 was  in the global interest rate complex.  Exposure was primarily spread  across  the  U.S.  and European  interest  rate  sectors.

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

However,  the  Partnership also takes futures  positions  in  the

government  debt  of  smaller nations - e.g. Australia.   Demeter

anticipates  that  G-7  interest rates will  remain  the  primary interest  rate  exposure of the Partnership for  the  foreseeable future.  The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-

term,  rates.  Most of the speculative futures positions held  by

the   Partnership  are  in  medium-  to  long-term   instruments.

Consequently, even a material change in short-term rates would have little effect on the Partnership, were the medium- to long-

term rates to remain steady.



Currency.   The Partnership's currency exposure at  December  31,

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

2000, the Partnership's major exposures were to the euro currency crosses  and outright U.S. dollar positions.  Outright  positions

consist  of  the U.S. dollar vs. other currencies.   These  other

currencies include major and minor currencies.  Demeter does  not anticipate  that  the risk profile of the Partnership's  currency

sector  will  change significantly in the future.   The  currency

trading VaR figure includes foreign margin amounts converted into

U.S.  dollars  with  an  incremental adjustment  to  reflect  the exchange  rate  risk inherent to the dollar-based Partnership  in expressing VaR in a functional currency other than dollars.



Commodity.

Energy.   On December 31, 2000, the Partnership's energy exposure

was  shared primarily by futures contracts in the crude  oil  and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will  remain  high.  Significant profits and losses,  which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and may continue in this choppy pattern.



Soft  Commodities and Agriculturals .  On December 31, 2000,  the

Partnership had exposure in the corn, cattle, and cotton markets.

Supply  and  demand inequalities, severe weather  disruption  and market expectations affect price movements in these markets.



Metals.  The Partnership's metals market exposure at December 31,

2000  was  to  fluctuations in the price of base metals.   During

period   of  volatility,  base  metals  will  affect  performance

dramatically.   Demeter anticipates that  the  base  metals  will

remain the primary metals market exposure of the Partnership.



Equity.  The primary equity exposure at December 31, 2000 was  to

equity  price  risk  in  the G-7 countries.   The  G-7  countries

consist  of  France,  U.S., Britain, Germany,  Japan,  Italy  and

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



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  were the only non-trading risk exposures  of  the

Partnership at December 31, 2000:



     Foreign  Currency  Balances.     The  Partnership's  primary

     foreign  currency  balances at December  31,  2000  were  in

     Australian  dollars, euros, Japanese yen and  South  African

     rands.   The  Partnership controls the non-trading  risk  of

     these  balances by regularly converting these balances  back into dollars upon liquidation of the respective position.



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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The  Financial  Statements are incorporated by reference  to  the

Partnership's  Annual  Report, which is filed  as  Exhibit  13.01 hereto.



Supplementary data specified by Item 302 of Regulation S-K:



            Summary of Quarterly Results (Unaudited)

                                                           Net
Income/
                                                    (Loss) Per
Quarter                            Net          Unit of Limited
Ended                Revenue        Income/(Loss)
Partnership Interest

2000
March 31           $ 1,328,247       $  717,732         $ 29.67
June 30           (90,854)        (599,538)         (26.33)
September 30      690,073          168,111            7.60
December 31     3,719,264        3,099,707          115.43

Total              $ 5,646,730       $3,386,012         $126.37


1999
March 31           $  (805,275)     $(1,451,344)        $(12.72)
June 30          (273,785)        (916,411)          (2.89)
September 30      (58,457)        (655,817)         (25.37)
December 31      (195,259)        (776,366)         (31.14)

Total              $(1,332,776)     $(3,799,938)        $(72.12)




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


Directors and Officers of the General Partner

The directors and officers of Demeter are as follows:



Robert E. Murray, age 40, is Chairman of the Board, President and

a Director of Demeter.  Mr. Murray is also Chairman of the Board,

President  and  a  Director  of Dean Witter  Futures  &  Currency

Management Inc. ("DWFCM").  Mr. Murray is currently a Senior Vice

President of DWR's Managed Futures Department.  Mr. Murray  began his  career at DWR in 1984 and is currently the Director  of  the

Managed  Futures  Department. In this  capacity,  Mr.  Murray  is responsible  for  overseeing all aspects of  the  firm's  Managed

Futures  Department.   Mr.  Murray  previously  served  as   Vice

Chairman  and  a  Director of the Managed Funds  Association,  an

industry  association  for investment professionals  in  futures,

hedge   funds  and  other  alternative  investments.  Mr.  Murray

graduated from Geneseo State University in May 1983 with  a  B.A.

degree in Finance.



Mitchell  M. Merin, age 47, is a Director of Demeter.  Mr.  Merin

is  also a Director of DWFCM.  Mr. Merin was appointed the  Chief

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



Joseph  G.  Siniscalchi, age 55, is a Director of  Demeter.   Mr.

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

Kuhn Loeb, Inc.



Edward  C.  Oelsner, III, age 59, is a Director of Demeter.   Mr.

Oelsner is currently an Executive Vice President and head of  the

Product Development Group at Morgan Stanley Dean Witter Advisors.

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

Research  and Investment Banking Departments from 1967  to  1981.

Mr.  Oelsner  received his M.B.A. in Finance  from  the  Columbia

University  Graduate School of Business in 1966 and  an  A.B.  in

Politics from Princeton University in 1964.



Richard  A. Beech, age 49, is a Director of Demeter.   Mr.  Beech

has  been associated with the futures industry for over 23 years.

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



Raymond  A. Harris, age 44, is a Director of Demeter. Mr.  Harris

is    currently   Executive   Vice   President,   Planning    and

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

Anthony  J.  DeLuca,  age  38, became a Director  of  Demeter  on

September 14, 2000.  Mr. DeLuca is also a Director of DWFCM.  Mr.

DeLuca was appointed the Controller of Asset Management for  MSDW in  June  1999.  Prior to that, Mr. DeLuca was a partner  at  the accounting  firm of Ernst & Young LLP, where he  had  MSDW  as  a

major  client.   Mr. DeLuca had worked continuously  at  Ernst  &

Young  LLP  ever  since  1984,  after  he  graduated  from   Pace

University with a B.B.A. degree in Accounting.




Raymond  E. Koch, age 45, is Chief Financial Officer of  Demeter.

Effective July 10, 2000, Mr. Koch replaced Mr. Raibley  as  Chief

Financial Officer of Demeter.  Mr. Koch began his career at  MSDW in  1988,  has  overseen the Managed Futures Accounting  function since  1992,  and is currently First Vice President, Director  of

Managed  Futures  and Realty Accounting.  From November  1979  to

June  1988,  Mr. Koch held various positions at Thomson  McKinnon

Securities, Inc. culminating as Manager, Special Projects in  the

Capital  Markets Division.  From August 1977 to November 1979  he

was  an  auditor, specializing in financial services at  Deloitte

Haskins  and  Sells.  Mr. Koch received his B.B.A. in  accounting from  Iona  College  in  1977, an M.B.A.  in  finance  from  Pace

University in 1984 and is a Certified Public Accountant.



Lewis  A.  Raibley, III, age 38, served as Vice President,  Chief

Financial Officer, and a Director of Demeter and DWFCM until  his resignation from MSDW on July 1, 2000.

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


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

(a)   Security  Ownership  of  Certain  Beneficial  Owners  -  At

December  31, 2000, there were no persons known to be  beneficial owners of more than 5 percent of the Units.



(b)   Security  Ownership of Management - At December  31,  2000,

Demeter   owned   308  Units  of  General  Partnership   Interest

representing a 1.54 percent interest in the Partnership.



(c)  Changes in Control - None


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer  to  Note  2 - "Related Party Transactions"  of  "Notes  to

Consolidated  Financial Statements", in the  accompanying  Annual

Report to Limited Partners for the year ended December 31,  2000,

which is incorporated by reference to Exhibit 13.01 of this  Form

10-K. In its capacity as the Partnership's retail commodity broker, DWR received commodity brokerage fees (paid and accrued by the Partnership) of $1,683,956 for the year ended December 31,

2000.

                          PART IV

Item  14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS  ON

FORM 8-K

(a)  1.  Listing of Financial Statements

The  following  financial statements and  report  of  independent auditors,  all  appearing in the accompanying  Annual  Report  to

Limited  Partners  for  the year ended  December  31,  2000,  are incorporated by reference to Exhibit 13.01 of this Form 10-K:

  - Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 2000, 1999 and 1998.

  -     Consolidated  Statements  of Financial  Condition  as  of
     December 31, 2000 and 1999.

  - Consolidated Statements of Operations, Changes in Partners' Capital, and Cash Flows for the years ended December 31, 2000, 1999 and 1998.

  -    Notes to Consolidated Financial Statements.


With  the  exception  of the aforementioned information  and  the information incorporated in Items 7, 8 and 13, the Annual  Report to  Limited Partners for the year ended December 31, 2000 is  not deemed to be filed with this report.

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

                                               DEAN  WITTER  PRINCIPAL
                         PLUS FUND L.P.
                                                       (Registrant)

                                              BY:   Demeter Management
                         Corporation,
                                                       General Partner

March 30, 2001           BY: /s/ Robert E. Murray           .
                                 Robert E. Murray, Director,
                                 Chairman of the Board and
                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/   Robert E. Murray                             March 30, 2001
          Robert E. Murray, Director,
          Chairman of the Board and
          President

    /s/    Mitchell M. Merin                           March 30, 2001
           Mitchell M. Merin, Director

    /s/   Joseph G. Siniscalchi                        March 30, 2001
          Joseph G. Siniscalchi, Director

    /s/   Edward C. Oelsner III                        March 30, 2001
          Edward C. Oelsner III, Director

    /s/    Richard A. Beech                            March 30, 2001
           Richard A. Beech, Director

    /s/    Raymond A. Harris                           March 30, 2001
           Raymond A. Harris, Director

    /s/    Anthony J. DeLuca                           March 30, 2001
           Anthony J. DeLuca, Director

    /s/   Raymond E. Koch                              March 30, 2001
          Raymond E. Koch, Chief
          Financial Officer and Principal
          Accounting Officer

                         EXHIBIT INDEX

ITEM

     3.01                                                 Amended
     and Restated Limited Partnership Agreement of the Partnership, dated as of August 29, 1995 is incorporated by reference to Exhibit 3.01 and Exhibit 3.02 of the Partnership's Registration Statement (File No. 33-95414) on Form S-1.

10.01 Amended and Restated Management Agreement among the Partnership, Demeter and RXR, Inc. dated as of December 29, 1995 is incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement (File No. 33-95414) on Form S-1.

10.02 Amended and Restated Management Agreement between the Partnership and Dean Witter Reynolds Inc., dated as of December 29, 1995 is incorporated by reference to Exhibit
      10.01 of the Partnership's Registration Statement (File No. 33-95414) on Form S-1.

10.03 Amended and Restated Customer Agreement, dated as of December 1, 1997, between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit
      10.03 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, (File No. 0-18314).

10.04 Customer Agreement, dated as of December 1, 1997, among the Partnership, Carr Futures, Inc., and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit
      10.04 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, (File No. 0-18314).

10.05 International Foreign Exchange Master Agreement, dated as of August 1, 1997, between the Partnership and Carr Futures Inc. is incorporated by reference to Exhibit 10.05 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, (File No. 0-18314).

10.06 Customer Agreement dated as of May 1, 2000 between Morgan Stanley & Co. Incorporated, the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to
      Exhibit 10.06 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, (File No. 0-18314).

      13.01                                              December
      31, 2000 Annual Report to Limited Partners is filed herewith.

Principal
Plus
Fund

December 31, 2000
Annual Report

MORGAN STANLEY DEAN WITTER

Dean Witter Principal Plus Fund L.P.
Historical Fund Performance

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the incep-tion-to-date return and the annualized return since inception for the Fund. PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

     Year                       Return
     ----                       ------
     1990 (10 1/2 months)        7.5%
     1991                       10.4%
     1992                        9.4%
     1993                       11.6%
     1994                       -8.6%
     1995                       18.0%
     1996                       -5.3%
     1997                       15.4%
     1998                       10.5%
     1999                       -3.8%
     2000                        7.0%

     Inception-to-Date Return:  94.2%
     Annualized Return:          6.3%

Demeter Management Corporation
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

Principal Plus Fund L.P.
Annual Report
2000

Dear Limited Partner:

This marks the eleventh annual report for the Dean Witter Principal Plus Fund L.P. (the "Fund"). The Fund began the year at a Net Asset Value per Unit of $1,815.50 and increased by 7.0% to $1,941.87 on December 31, 2000. A review of trading results for the year is provided in the Annual Report of the Trading Manager located on the next page of this report.

Should you have any questions concerning this report, please feel free to con-tact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, N.Y. 10048 or your Morgan Stanley Dean Witter Financial Advisor.

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

                     Sincerely,


                     /s/ Robert E. Murray

                     Robert E. Murray
                     Chairman
                     Demeter Management Corporation
                     General Partner

Dean Witter Principal Plus Fund L.P.
Annual Report of the Trading Manager

Principal Plus Fund's Net Asset Value gained in the year 2000. The Fund's ex-posure to Australian, European, Japanese and North American fixed income mar-kets added value, as did the currency sector aided by a strengthening euro and a weakening Japanese yen late in the year. The Fund's exposure to the energy sector also performed well, taking advantage of falling crude oil inventories during the early part of the year and reactionary supply boosts later in 2000. Conversely, equity markets declined in all G4 economies, creating a subsequent flight-to-quality and driving nominal interest rates lower in most major money markets. The G4 economies are U.S., Japan, Germany and Britain. Exposure to agricultural commodities markets under-performed, reflecting non-directional price movement within the sector.

The Fund experienced a profitable first quarter, despite tremendous volatility in the U.S. stock market. The S&P 500 Index declined through February but ral-lied to post a positive quarter and enabled the hedged equity strategy to sal-vage a modest gain. The Federal Reserve Bank raised the overnight borrowing rate by 50 basis points during the quarter responding to a perceived infla-tionary threat. U.S. interest rates, however, continued to decline benefiting the hedged fixed income component. The global macro component also added val-ue, enjoying most of its gains from long futures positions in Sweden's OMX In-dex as the market advanced throughout the quarter.

The second quarter was a sluggish one for the Fund. The Federal Reserve Bank decided to raise short-term rates by another 50 basis points at its May meet-ing, which proved to be the last proactive move made by the U.S. central bank in 2000. The hedged equity component under-performed as U.S. stocks endured a modest decline. Treasury bonds continued to strengthen and the hedged fixed income strategy helped to buffer the Fund. The global macro component under performed due to unexpected weakness in the U.S. dollar and simultaneous strength in the euro. Conversely, long futures positions in the crude oil com-plex performed well after OPEC failed to raise output in a timely fashion.

The Fund's performance was relatively flat for the third quarter. U.S. inter-est rates fell by an average of 15 basis points along the yield curve benefit-ing the hedged fixed

Dean Witter Principal Plus Fund L.P.
Annual Report of the Trading Manager--(Concluded)

income strategy. Rising energy prices prompted the Clinton Administration to release 30 million barrels of crude oil from the Strategic Petroleum Reserve prior to the winter months. Long futures positions in the energy sector were adversely affected by this decision as crude oil prices fell. Short positions in Australian financial futures also under-performed as the Reserve Bank of Australia failed to make good on an expected interest rate hike. The global macro component did enjoy gains from long positions in copper futures along with short positions in New Zealand dollar, South African rand and Australian dollar.

The Fund posted a profitable fourth quarter due primarily to performance in the global macro component. Interest rates fell throughout the world, support-ing the Fund's long positions in U.S., European and Australian financial futures. Long positions in the Swiss franc and euro versus most major curren-cies also added value. Long positions in natural gas futures were profitable as prices rose due to a severe inventory shortage, which was first noted in California and continued spreading throughout the country. The S&P 500, DAX 30, FTSE 100 and Nikkei 225 Index all posted losses for the fourth quarter and the year 2000.

We thank you for your continued support and look forward to serving your in-vestment needs in 2001.

RXR, Inc.

Dean Witter Principal Plus Fund L.P.
Independent Auditors' Report

The Limited Partners and the General Partner:

We have audited the accompanying consolidated statements of financial condi-tion of Dean Witter Principal Plus Fund L.P. and subsidiary (the "Partner-ship") as of December 31, 2000 and 1999 and the related consolidated state-ments of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated fi-nancial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial state-ments based on our audits.

We conducted our audits in accordance with auditing standards generally ac-cepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the finan-cial statements are free of material misstatement. An audit includes examin-ing, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting princi-ples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits pro-vide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Dean Witter Princi-pal Plus Fund L.P. and subsidiary at December 31, 2000 and 1999 and the con-solidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with account-ing principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
February 16, 2001

Dean Witter Principal Plus Fund L.P.
Consolidated Statements of Financial Condition

                                                         December 31,
                                                     ----------------------
                                                        2000        1999
                                                     ----------  ----------
                                                         $           $
                                 ASSETS
Equity in futures interests trading accounts:
 Cash                                                 3,417,831   6,014,023
 Net unrealized gain on open contracts (MS&Co.)       1,655,071      --
 Net unrealized loss on open contracts (MSIL)           (25,107)     --
 Net unrealized gain on open contracts (Carr)            --         380,736
                                                     ----------  ----------
 Total net unrealized gain on open contracts          1,629,964     380,736
 Net option premiums                                    365,750      --
                                                     ----------  ----------
 Total Trading Equity                                 5,413,545   6,394,759
Investment in Zero-Coupon U.S. Treasury Securities   35,655,852  40,367,536
Unrealized gain (loss) on Zero-Coupon U.S. Treasury
  Securities                                            685,465  (1,018,390)
Interest receivable (DWR)                                22,429      24,726
                                                     ----------  ----------
 Total Assets                                        41,777,291  45,768,631
                                                     ==========  ==========
                    LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                   1,828,856   1,341,552
Accrued brokerage fees (DWR)                            136,573     155,551
Accrued administrative expenses                         120,003     121,844
Accrued management fees                                  34,143      38,888
                                                     ----------  ----------
 Total Liabilities                                    2,119,575   1,657,835
                                                     ----------  ----------
Minority interest                                       187,369     198,080
                                                     ----------  ----------
PARTNERS' CAPITAL
Limited Partners (19,664.981 and 23,879.732 Units,
  respectively)                                      38,861,681  43,352,757
General Partner (308 Units)                             608,666     559,959
                                                     ----------  ----------
 Total Partners' Capital                             39,470,347  43,912,716
                                                     ----------  ----------
 Total Liabilities and
   Partners' Capital                                 41,777,291  45,768,631
                                                     ==========  ==========
Total Partners' Capital                              39,470,347  43,912,716
Less: Excess of market value over amortized cost of
  Zero-Coupon U.S. Treasury Securities                  685,465      --
                                                     ----------  ----------
NET ASSETS PER LIMITED PARTNERSHIP AGREEMENT         38,784,882  43,912,716
                                                     ==========  ==========
NET ASSET VALUE PER UNIT                               1,941.87    1,815.50
                                                     ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

Dean Witter Principal Plus Fund L.P.
Consolidated Statements of Operations

                                                    For the Years Ended
                                                       December 31,
                                              --------------------------------
                                                2000       1999        1998
                                              --------- ----------  ----------
                                                  $         $           $
REVENUES
Trading profit (loss):
 Realized                                       332,570   (190,005)  4,803,195
 Net change in unrealized                     1,249,228   (819,971)    421,275
                                              --------- ----------  ----------
  Total Trading Results                       1,581,798 (1,009,976)  5,224,470
Interest income                               2,361,077  2,648,334   2,855,465
Change in value of Yield Pool                 1,703,855 (2,971,134)  2,163,176
                                              --------- ----------  ----------
  Total Revenues                              5,646,730 (1,332,776) 10,243,111
                                              --------- ----------  ----------
EXPENSES
Brokerage fees (DWR)                          1,683,956  1,953,687   2,125,259
Management fees                                 420,989    488,421     526,462
Administrative expenses                          93,000     58,000      83,000
Transaction fees and costs                       73,484     89,565      76,292
Incentive fee                                    --         --         147,477
                                              --------- ----------  ----------
  Total Expenses                              2,271,429  2,589,673   2,958,490
                                              --------- ----------  ----------
INCOME (LOSS) BEFORE MINORITY INTEREST        3,375,301 (3,922,449)  7,284,621
Minority interest in (income) loss               10,711    122,511     (81,423)
                                              --------- ----------  ----------
NET INCOME (LOSS)                             3,386,012 (3,799,938)  7,203,198
                                              ========= ==========  ==========
Net Income (Loss) Allocation:
Limited Partners                              3,337,305 (3,755,944)  7,063,946
General Partner                                  48,707    (43,994)    139,252

NET INCOME (LOSS)                             3,386,012 (3,799,938)  7,203,198
Less: Change in excess of market value over
  amortized cost of Zero-Coupon U.S.
  Treasury Securities                           685,465 (1,952,744)  1,952,744
                                              --------- ----------  ----------
NET INCOME (LOSS) ALLOCATED TO PARTNERS FOR
  TAX AND NET ASSET VALUATION                 2,700,547 (1,847,194)  5,250,454
                                              ========= ==========  ==========
Net Income (Loss) Allocation For Tax and Net
  Asset Valuation
Limited Partners                              2,660,735 (1,824,381)  5,132,383
General Partner                                  39,812    (22,813)    118,071
Net Income (Loss) per Unit For Tax and Net
  Asset Valuation
Limited Partners                                 126.37     (72.12)     180.03
General Partner                                  126.37     (72.12)     180.03

The accompanying notes are an integral part of these consolidated financial statements.

Dean Witter Principal Plus Fund L.P.
Consolidated Statements of Changes in Partners' Capital
For the Years Ended December 31, 2000, 1999 and 1998

                              Units of
                             Partnership   Limited     General
                              Interest     Partners    Partner     Total
                             -----------  ----------  ---------  ----------
                                              $           $          $
Partners' Capital,
December 31, 1997            31,006.237   51,607,436  1,338,426  52,945,862
Net income                       --        7,063,946    139,252   7,203,198
Redemptions                  (4,352.894)  (7,011,170)  (873,725) (7,884,895)
                             ----------   ----------  ---------  ----------
Partners' Capital,
December 31, 1998            26,653.343   51,660,212    603,953  52,264,165
Net loss                         --       (3,755,944)   (43,994) (3,799,938)
Redemptions                  (2,465.611)  (4,551,511)    --      (4,551,511)
                             ----------   ----------  ---------  ----------
Partners' Capital,
December 31, 1999            24,187.732   43,352,757    559,959  43,912,716
Net income                       --        3,337,305     48,707   3,386,012
Redemptions                  (4,214.751)  (7,828,381)    --      (7,828,381)
                             ----------   ----------  ---------  ----------
Partners' Capital,
December 31, 2000            19,972.981   38,861,681    608,666  39,470,347
                             ==========   ==========  =========  ==========


The accompanying notes are an integral part of these consolidated financial statements.

Dean Witter Principal Plus Fund L.P.
Consolidated Statements of Cash Flows

                                                 For the Years Ended
                                                     December 31,
                                           ----------------------------------
                                              2000        1999        1998
                                           ----------  ----------  ----------
                                               $           $           $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                           3,386,012  (3,799,938)  7,203,198
Noncash items included in net
  income (loss):
 Net change in unrealized                  (1,249,228)    819,971    (421,275)
 Change in value of Yield Pool             (1,703,855)  2,971,134  (2,163,176)
(Increase) decrease in operating
  assets:
 Investment in Zero-Coupon U.S. Treasury
   Securities                               4,711,684   1,235,218   3,846,722
 Interest receivable (DWR)                      2,297       9,618       4,765
 Net option premiums                         (365,750)     --        (719,950)
Increase (decrease) in operating
  liabilities:
 Accrued brokerage fees (DWR)                 (18,978)    (17,623)     (7,976)
 Accrued management fees                       (4,745)     (4,405)     (1,994)
 Accrued administrative expenses               (1,841)    (34,436)     (3,360)
 Incentive fee payable                         --        (147,477)    147,477
                                           ----------  ----------  ----------
Net cash provided by operating activities   4,755,596   1,032,062   7,884,431
                                           ----------  ----------  ----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Increase in redemptions payable               487,304     385,389     233,138
Increase (decrease) in minority interest      (10,711)   (122,511)     81,423
Redemptions of Units                       (7,828,381) (4,551,511) (7,884,895)
                                           ----------  ----------  ----------
Net cash used for financing activities     (7,351,788) (4,288,633) (7,570,334)
                                           ----------  ----------  ----------
Net increase (decrease) in cash            (2,596,192) (3,256,571)    314,097
Balance at beginning of period              6,014,023   9,270,594   8,956,497
                                           ----------  ----------  ----------
Balance at end of period                    3,417,831   6,014,023   9,270,594
                                           ==========  ==========  ==========


The accompanying notes are an integral part of these consolidated financial statements.


Dean Witter Principal Plus Fund L.P.
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Organization--Dean Witter Principal Plus Fund L.P. (the "Partnership") is a limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts and physical commodities, forward contracts, and other commodity interests (collectively, "futures in-terests").

The Partnership's objective is to achieve long-term appreciation while assur-ing investors at least a 3% compound annual rate of return over approximately seven and one-half years from February 1, 1996 to August 31, 2003. At August 31, 2003, which is the Partnership's "Guaranteed Redemption Date," the Net As-set Value is guaranteed to be at least $1,961.00 per Unit. The Partnership in-itially invested approximately 80% of the Partnership's assets in Zero-Coupon U.S. Treasury Securities (the "Yield Pool") to accomplish this objective. The Partnership's remaining assets have been contributed to its subsidiary, Dean Witter Principal Plus Fund Management L.P. (the "Trading Company"), which was established solely to trade in futures interests on behalf of the Partnership.

The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Dean Witter Reynolds Inc. ("DWR"). Morgan Stanley & Co., Inc. ("MS&Co.") and Morgan Stanley & Co. Inter-national Limited ("MSIL") provide clearing and execution services. Prior to May 2000, Carr Futures Inc. ("Carr") provided clearing and execution services to the Partnership. Demeter, DWR, MS&Co. and MSIL are wholly-owned subsidiar-ies of Morgan Stanley Dean Witter & Co. ("MSDW"). The trading manager to the Partnership is RXR Inc. (the "Trading Manager").

Effective February 19, 1998, Morgan Stanley, Dean Witter, Discover & Co. changed its corporate name to Morgan Stanley Dean Witter & Co.

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the Limited Partners based upon their proportional ownership interests.

Use of Estimates--The financial statements are prepared in accordance with ac-counting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management be-lieves that the estimates utilized in the preparation of the financial state-ments are prudent and reasonable. Actual results could differ from those esti-mates.

Dean Witter Principal Plus Fund L.P.
Notes to Consolidated Financial Statements--
(Continued)


Principles of Consolidation--The consolidated financial statements include the accounts of the Partnership and the Trading Company. All intercompany balances have been eliminated.

The ownership by Demeter in the Trading Company represents a minority interest in the Partnership. Demeter's share of the Trading Company's profits and loss-es is deducted from consolidated results of operations.

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

The following information pertains to the Yield Pool at December 31, 2000 and 1999:

                                             2000       1999
                                          ---------- ----------
                                              $          $
Year to Date Accreted Interest Income      2,108,883  2,303,952
Cost of Yield Pool at year-end            27,062,738 32,415,109
Accreted Interest Receivable at year-end   8,593,114  7,952,427
Market Value of Yield Pool at year-end    36,341,317 39,349,146

Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profit (loss) on open con-tracts from one period to the next in the consolidated statements of opera-tions.

Monthly, DWR pays interest income on 90% of the Trading Company's average dai-ly Net Assets as defined in the Limited Partnership Agreement for the month at a prevailing rate on U.S. Treasury bills. For purposes of such interest pay-ments, Net Assets do not include monies due the Trading Company on futures in-terests, but not actually received.

Net Income (Loss) per Unit--Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

Equity in Futures Interests Trading Accounts--The Partnership's asset "Equity in futures interests trading accounts," reflected in the consolidated state-ments of financial condition,

Dean Witter Principal Plus Fund L.P.
Notes to Consolidated Financial Statements--
(Continued)

consists of (A) cash on deposit with DWR, MS&Co. and MSIL to be used as margin for trading; (B) net unrealized gains or losses on open contracts which are valued at market, and calculated as the difference between original contract value and market value, and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.

The Partnership, in the normal course of business, enters into various con-tracts with MS&Co. and MSIL acting as its commodity brokers. Pursuant to bro-kerage agreements with MS&Co. and MSIL, to the extent that such trading re-sults in unrealized gains or losses, the amounts are offset and reported on a net basis on the Partnership's consolidated statements of financial condition.

The Partnership has offset the fair value amounts recognized for forward con-tracts executed with the same counterparty as allowable under terms of the master netting agreement with MS&Co., the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

Brokerage Fees and Related Transaction Fees and Costs--The monthly brokerage fee is equal to 1/3 of 1% per month (a 4% annual rate) of the Partnership's adjusted month-end Net Assets. Transaction fees and costs are accrued on a half-turn basis. In 2000, the brokerage fee charged was the equivalent of a roundturn commission charge of approximately $157 per contract traded.

Operating Expenses--The Partnership bears all operating expenses related to its trading activities. These include filing fees, clerical, administrative, auditing, accounting, mailing, printing and other incidental operating ex-penses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a monthly management fee and may incur an incentive fee. Demeter bears all other operating expenses.

Redemptions--As of the last day of any calendar quarter, Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit upon five business days advance notice by redemption form to Demeter.

During 2000 and 1999, the Partnership sold securities in the Yield Pool in or-der to fund redemptions as detailed below:

                                        2000      1999
                                      --------- ---------
                                          $         $
Cost of Securities Sold               5,352,371 1,927,054
Interest Accreted on Securities Sold  1,468,197   610,556
Proceeds from Sale of Securities      6,700,824 3,549,406

Dean Witter Principal Plus Fund L.P.
Notes to Consolidated Financial Statements--
(Continued)


Distributions--The Partnership will not make any distributions until after the Guarantee Period, and thereafter will only make distributions on a pro-rata basis at the sole discretion of Demeter.

Income Taxes--No provision for income taxes has been made in the accompanying consolidated financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partner-ship's revenues and expenses for income tax purposes.

Dissolution of the Partnership--The Partnership will terminate on December 31, 2025, or at an earlier date if certain conditions set forth in the Limited Partnership Agreement occur.

The Trading Company may terminate operations if its Net Assets decline to 5% or less of consolidated Partnership Net Assets, and will terminate operations if its Net Assets decline to less than 3% of consolidated Partnership Net As-sets. At December 31, 2000 and 1999, the Trading Company had Net Assets of $4,941,558 and $4,761,650 respectively, which represented 12% and 11% respec-tively, of the consolidated Partnership's Net Assets at the respective dates. If the operations of the Trading Company ceased, the remaining Net Assets would be returned to the Partnership and held until the end of the Guarantee Period, when they would be distributed to the Limited Partners.

2. Related Party Transactions

The Trading Company pays a monthly brokerage fee to DWR as described in Note
1. The Partnership's and Trading Company's cash is on deposit with DWR, MS&Co., and MSIL in futures interests trading accounts to meet margin require-ments as needed. DWR pays interest on these funds as described in Note 1. The Yield Pool is on deposit with DWR in a customer security account. Pursuant to the Limited Partnership Agreement, Demeter initially invested $200,000 of General Partnership Interest in the Trading Company.

3. Trading Manager

Compensation to RXR as trading manager consists of a management fee and an in-centive fee as follows:

Management Fee--The Partnership pays a monthly management fee equal to 1/12 of 1% per month (a 1% annual rate) of the Partnership's adjusted Net Assets, as defined in the Limited Partnership Agreement, as of the last day of each month.

Dean Witter Principal Plus Fund L.P.
Notes to Consolidated Financial Statements--
(Continued)


Incentive Fee--The Partnership will pay an annual incentive fee to RXR equal to 15% of the "New Appreciation", as defined in the Limited Partnership Agree-ment, of the Trading Company's Net Assets as of the end of each annual incen-tive period ending December 31. Such incentive fee is accrued in each month in which New Appreciation occurs. In those months in which New Appreciation is negative, previous accruals, if any, during the incentive period will be re-duced.

4. Financial Instruments

The Partnership trades futures contracts, options on futures contracts and physical commodities, forward contracts, and other commodity interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly in-fluence the market value of these contracts, including interest rate volatili-ty.

In June 1998, the Financial Accounting Standards Board ("FASB") issued State-ment of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Deriv-ative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The Partnership adopted the provisions of SFAS No. 133 beginning with the fiscal year ended December 31, 1998. SFAS No. 133 superceded SFAS Nos. 119 and 105, which required the dis-closure of average aggregate fair values and contract/notional values, respec-tively, of derivative financial instruments for an entity that carries its as-sets at fair value. SFAS No. 133 was further amended by SFAS No. 138, which clarifies issues surrounding interest rate risk, foreign currency denomina-tions, normal purchases and sales and net hedging. The application of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a significant effect on the Partnership's financial statements.

SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

(1)  One or more underlying notional amounts or payment provisions;
(2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
(3)  Terms require or permit net settlement.

Dean Witter Principal Plus Fund L.P.
Notes to Consolidated Financial Statements--
(Continued)

Generally derivatives include futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains on open contracts are reported as a component of "Eq-uity in futures interests trading accounts" on the statements of financial condition and totaled $1,629,964 and $380,736 at December 31, 2000 and 1999, respectively.

Of the $1,629,964 net unrealized gain on open contracts at December 31, 2000, $1,650,388 related to exchange-traded futures contracts and $(20,424) related to off-exchange-traded forward currency contracts.

Of the $380,736 net unrealized gain on open contracts at December 31, 1999, $325,528 related to exchange-traded futures contracts and $55,208 related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at December 31, 2000 and 1999 mature through June 2001 and June 2000, respectively. Off-exchange-traded forward currency contracts held by the Partnership at December 31, 2000 and 1999 mature through March 2001 and March 2000, respectively.

The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's consolidated statements of financial condition.

The Partnership also has credit risk because DWR, MS&Co., and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options con-tracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, MS&Co. and MSIL, each as a futures commission merchant for all of the Partnership's exchange-traded futures and futures-styled op-tions contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled option contracts including an amount equal to the net unrealized gain on all open futures and futures-styled option contracts, which funds, in the aggregate, totaled $5,068,219 and $6,339,551 at December 31, 2000 and 1999, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settle-

Dean Witter Principal Plus Fund L.P.
Notes to Consolidated Financial Statements--
(Concluded)

ments of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With re-spect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all of such con-tracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolven-cy.

5. Legal Matters

Similar class actions were filed in 1996 in California and New York State courts. Each of the actions were dismissed in 1999. However, the New York State class action discussed below is still pending because plaintiffs ap-pealed the trial court's dismissal of their case on March 3, 2000.

On September 18 and 20, 1996, purported class actions were filed in the Su-preme Court of the State of New York, New York County, on behalf of all pur-chasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, Dean Witter Futures & Currency Management Inc., MSDW, certain limited partnership commodity pools of which Demeter is the general partner and certain trading managers to those pools. A consolidat-ed and amended complaint in the action pending in the Supreme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. The complaints sought unspecified amounts of compensatory and punitive damages and other relief. The New York Supreme Court dismissed the New York action in No-vember 1998, but granted plaintiffs leave to file an amended complaint, which they did in early December 1998. The defendants filed a motion to dismiss the amended complaint with prejudice on February 1, 1999. By decision dated Decem-ber 21, 1999, the New York Supreme Court dismissed the case with prejudice. However, on March 3, 2000 plaintiffs appealed the trial courts dismissal of their case.

MORGAN STANLEY DEAN WITTER & CO.
Two World Trade Center
62nd Floor
New York, NY 10048
                                   Presorted
                                First Class Mail
                               U.S. Postage Paid
                                  Brooklyn, NY
                                 Permit No. 529