Form 10-Q
period 2001-03-31
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 2001-05-15
CIK 854915

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001

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

	March 31, 2001



PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

Consolidated Statements of Financial Condition at
March 31, 2001 (Unaudited) and December 31, 2000...........2

		Consolidated Statements of Operations for the Quarters
		Ended March 31, 2001 and 2000 (Unaudited)..................3

		Consolidated Statements of Changes in Partners' Capital
		for the Quarters Ended March 31, 2001 and 2000
		(Unaudited)................................................4

		Consolidated Statements of Cash Flows for the Quarters
		Ended 	March 31, 2001 and 2000 (Unaudited) .................5

		Notes to Consolidated Financial Statements (Unaudited)..6-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...... 13-19

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................19-32

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 33

Item 6.	Exhibits and Reports on Form 8-K....................33-34








PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	March 31,	December 31,
                   2001     	    2000
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	3,474,312	3,417,831

	Net unrealized gain (loss) on open contracts (MSIL)	30,368	(25,107)
	Net unrealized gain (loss) on open contracts (MS & Co.)           	       (66,906)                         1,655,071

	     Total net unrealized gain (loss) on open contracts	(36,538)	1,629,964

	Net option premiums	   793,900	    365,750
	     Total Trading Equity	4,231,674	5,413,545

Investment in Zero-Coupon U.S. Treasury Securities 	34,549,289	35,655,852
Unrealized gain on Zero-Coupon U.S. Treasury
 Securities	1,191,298	685,465
Interest receivable (Morgan Stanley DW)	        17,018                      	22,429

	     Total Assets	  39,989,279 	    41,777,291

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
	Redemptions payable	1,252,926	     1,828,856
	Accrued administrative expenses	144,003	120,003
	Accrued brokerage fees (Morgan Stanley DW)	128,847	136,573
	Accrued management fees 	      32,212	          34,143

	     Total Liabilities	  1,557,988	     2,119,575
Minority Interest	     140,229	        187,369
Partners' Capital
	Limited Partners (19,012.493 and
	  19,664.981 Units, respectively)	37,680,640	38,861,681
	General Partner (308 Units)	      610,422	         608,666
	Total Partners' Capital	    38,291,062	    39,470,347
	Total Liabilities and Partners' Capital	     39,989,279	       41,777,291
Total Partners' Capital	  38,291,062	    39,470,347
Less: Excess of market value over amortized
   cost of Zero-Coupon U.S. Treasury Securities		             1,191,298	                 685,465
NET ASSETS PER LIMITED PARTNERSHIP
 AGREEMENT						           37,099,764	            38,784,882
NET ASSET VALUE PER UNIT 			               1,920.23	                1,941.87

	The accompanying notes are an integral part of these consolidated financial statements.


	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	    For the Quarters Ended March 31,

                                                                                                             2001   	   2000
                                                                                                                $	   $
REVENUES
	Trading profit (loss):
		Realized	1,166,926	                      (424,587)
		Net change in unrealized                                                  (1,666,502)	 	                     962,246

			Total Trading Results	(499,576)		537,659

		Interest Income	543,290		622,044
	    	Change in value of Yield Pool	       505,833		     168,544

			Total 	       549,547		  1,328,247

EXPENSES

		Brokerage fees (Morgan Stanley DW)	387,494		452,359
		Management fees	96,873		113,090
		Administrative expenses	24,000		22,000
	   	Transaction fees and costs	      14,679		        21,582

			Total 	     523,046		      609,031
 INCOME BEFORE MINORITY INTEREST	26,501		719,216

Less: Minority interest in income (loss)	    (47,140)		           1,484

NET INCOME 	       73,641		       717,732
NET INCOME ALLOCATION
		Limited Partners	71,885		709,379
   	   	General Partner 	1,756		8,353

NET INCOME  	73,641	                     	717,732
Less: Change in excess of market value over
amortized cost of Zero-Coupon U.S. Treasury Securities	   (505,833)		________-__

NET INCOME (LOSS) ALLOCATED TO PARTNERS
  FOR TAX AND NET ASSET VALUATION 	    (432,192)		      717,732
Net Income (Loss) Allocation for Tax and Net Asset
 Valuation
		Limited Partners	(425,302)		709,379
		General Partner 	(6,890)		8,353
Net Income (Loss) Per Unit for Tax and Net Asset
  Valuation
		Limited Partners	(21.64)	                           29.67
		General Partner  	(21.64)	                           29.67

	The accompanying notes are an integral part of these consolidated financial statements.

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2001 and 2000
	(Unaudited)




                                                                         Units of
                                                                      Partnership	Limited	General
                                                                        Interest	Partners	Partner	Total

Partners' Capital,
	December 31, 1999	24,187.732  	$43,352,757 		$559,959 		$43,912,716

Net Income                                                              -	         	709,379		8,353		717,732

Redemptions	     (1,413.146)		   (2,607,494)	                  -       		     (2,607,494)

Partners' Capital,
	March 31, 2000	   22,774.586	 	  $41,454,642 		 $568,312		$42,022,954




Partners' Capital,
	December 31, 2000	19,972.981  	$38,861,681 		$608,666 		$39,470,347

Net Income	-		71,885		1,756		73,641

Redemptions	     (652.488)		   (1,252,926)	                  -       		     (1,252,926)


Partners' Capital,
	March 31, 2001	   19,320.493	 	  $37,680,640 		 $610,422		$38,291,062















The accompanying notes are an integral part of these consolidated financial statements.

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Quarters Ended March 31,

	      2001     	      2000
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES
	Net income 	73,641		717,732
	Noncash item included in net income:
		Net change in unrealized	1,666,502		(962,246)
	 	Change in value of yield pool	(505,833)		(168,544)

	(Increase) decrease in operating assets:
		Net option premiums	(428,150)	                              -
	    	Investment in Zero-Coupon U.S.
         	  Treasury Securities	1,106,563		686,396
	  	Interest receivable (Morgan Stanley DW)	5,411		20

	Increase (decrease) in operating liabilities:
		Accrued administrative expenses	24,000		18,876
 		Accrued brokerage fees (Morgan Stanley DW)	(7,726)		(2,648)
		Accrued management fees	     (1,931)		           (662)

	Net cash provided by operating activities	   1,932,477		     288,924


CASH FLOWS FROM FINANCING ACTIVITIES

	Increase (decrease) in redemptions payable	(575,930)		1,265,943
	Increase (decrease) in minority interest	(47,140)		1,484
	Redemptions of Units	   (1,252,926)		   (2,607,494)

	Net cash used for financing activities	   (1,875,996)		   (1,340,067)

	Net increase (decrease) in cash	56,481		(1,051,143)

	Balance at beginning of period	    3,417,831		     6,014,023

	Balance at end of period	    3,474,312  	    4,962,880




	The accompanying notes are an integral part of these consolidated financial statements.


	DEAN WITTER PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Principal Plus Fund L.P. (the "Partnership"). The consolidated financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1. Organization
Dean Witter Principal Plus Fund L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures, forward and options contracts on physical commodities, and other commodity interests.

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc., effective April 2, 2001. The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL").

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Prior to June 2000, Carr Futures Inc. provided clearing and execution services. Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. The trading manager to the Partnership is RXR Inc. (the "Trading Manager").

2. Revenue Recognition
The yield pool is valued at cost plus accreted interest with the accumulated unrealized gain on the Zero-Coupon U.S. Treasury Securities separately disclosed. The year-to-date change in the yield pool's market value is reflected in the consolidated statements of operations. The consolidated statements of financial condition and the consolidated statements of operations have been reconciled to reflect net assets, net asset value per Unit and net income (loss) in accordance with the terms of the Limited Partnership Agreement. For the quarter ended March 31, 2001, $483,794 of interest income has been accreted on the Yield Pool. At March 31, 2001, the cost of the Yield Pool was $25,856,403 and the accreted interest receivable thereon was

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$8,692,886. The market value of the Yield Pool on March 31, 2001, was $35,740,587.

3. Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS &
Co. and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S.
Treasury bills. The Partnership pays brokerage fees to Morgan
Stanley DW.

4.  Financial Instruments
The Partnership trades futures, forward and options contracts on physical commodities and other commodity interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or option contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gain (loss) on open contracts is reported as a component of "Equity in futures interests trading accounts" on the consolidated statements of financial condition and totaled
$(36,538) and $1,629,964 at March 31, 2001 and December 31, 2000,
respectively.

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Of the $36,538 net unrealized loss on open contracts at March 31, 2000, $(106,992) related to exchange-traded futures contracts and $70,454 related to off-exchange-traded forward currency contracts.

Of the $1,629,964 net unrealized gain on open contracts at December 31, 2000, $1,650,388 related to exchange-traded futures contracts and $(20,424) related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at both
March 31, 2001 and December 31, 2000 mature through June 2001.
Off-exchange-traded forward currency contracts held by the Partnership at March 31, 2001 and December 31, 2000 mature through June 2001 and March 2001, respectively.

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's consolidated statements of financial condition.

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain (loss) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $3,367,320 and $5,068,219 at March 31, 2001 and December 31, 2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain (loss) on open forward contracts be segregated. With respect to those off-exchange-traded forward

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options trading accounts established for the Trading Manager, which assets are used as margin to engage in trading. The assets are held in either non-interest-bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Capital Resources - The Partnership does not have, or expect to have, any capital assets. Redemptions of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on its Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the quarters ended March 31, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Manager's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading revenues, including interest income and change in value of the yield pool of $549,547 and, after expenses and reduction to net income for the change in excess market value over amortized cost of Zero-Coupon U.S. Treasury Securities, posted a decrease in net asset value per Unit. The most significant losses of approximately 3.4% were recorded primarily during February and March in the global stock index futures markets from long positions in S&P 500 Index futures as global stock prices declined on worries that the U.S. economic slowdown will ignite a global downturn. In the energy markets, losses of approximately 0.2% were experienced primarily during January from long positions in natural gas futures as prices reversed their sharp upward trend amid bearish inventory data and moderate weather. In the agricultural markets, losses of approximately 0.1% were recorded primarily during February from short positions in soybean oil futures as prices increased on technically-based factors. These losses were partially offset by gains of approximately 1.6% recorded primarily during January in the global interest rate futures markets from long positions in eurodollar futures as prices moved higher due to a surprise interest rate cut by the U.S. Federal Reserve on January 3 and the subsequent anticipation of an additional interest rate cut by the U.S. Federal Reserve later in January. In soft commodities, gains of approximately 0.5% were recorded throughout a majority of the quarter from short cotton futures positions as prices moved lower on weak export sales and low demand. In the currency markets, gains of approximately 0.5% were recorded primarily during March from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on continuing concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Additional profits were recorded from short positions in the Singapore dollar as its value weakened versus the U.S. dollar on the heels of the declining Japanese yen. Total expenses for the three months ended March 31, 2001 were $523,046, resulting in net income before minority interest of $26,501. The minority interest in trading losses experienced outside the Yield Pool was $47,140, resulting in net income of $73,641 for the Partnership. The net asset value of a Unit decreased from $1,941.87 at December 31, 2000 to $1,920.23 at March 31, 2001.

For the Quarter Ended March 31, 2000
For the quarter ended March 31, 2000, the Partnership recorded total trading revenues, including interest income and change in value of the yield pool of $1,328,247 and posted an increase in net asset value per Unit. The most significant gains of approximately 1.3% were recorded during February and March in the global interest rate futures component from long positions in U.S. interest rate futures as prices moved higher followed by volatility in the U.S. stock markets as investors shifted assets into U.S. Treasury notes from stocks. During January, gains were recorded from short positions in eurodollar futures as prices decreased as short-term U.S. interest rates climbed after a government report pointed to rising wage costs. In the currency markets, profits of approximately 0.2% were recorded during March from long Japanese yen positions versus the Australian dollar and from cross-rate positions, specifically in the euro relative to the British pound, as the value of the European common currency weakened during January versus the pound, hurt by skepticism about Europe's economic outlook and lack of public support for the economy from European officials. In the metals markets, gains of approximately 0.2% were recorded early in February from long nickel futures positions as nickel prices climbed to their highest level in five years. In the energy markets, gains of approximately 0.1% were recorded during February from long positions in crude oil futures and its refined products as oil prices increased on concerns about future output levels from the world's leading producer countries amid dwindling stockpiles and increasing demand. These gains were partially offset by losses of approximately 0.2% recorded during February in the livestock markets from short lean hog futures positions as prices climbed higher amid expectations of higher wholesale pork prices due to light slaughter rates. During January, losses were incurred from long positions in live cattle futures as prices declined after the USDA raised its forecast for U.S. red meat production in 2000. In the agricultural markets, losses of approximately 0.2% were experienced from long corn futures positions as prices declined later in March amid rainfall in the U.S. Midwest. Early in February, losses were incurred from long positions in soybean oil as prices moved lower following rains in the growing region of South America, particularly Brazil. Total expenses for the three months ended March 31, 2000 were $609,031, resulting in net income before minority interest of $719,216. The minority interest in such income was $1,484, resulting in net income of $717,732 for the Partnership. The net asset value of a Unit increased from $1,815.50 at December 31, 1999 to $1,845.17 at March 31, 2000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

Introduction
The Partnership is a commodity pool involved in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to increase or decrease the market risk associated with the Partnership.

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e. "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership accounts for open positions using mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures, forwards and options are settled daily through variation margin.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2001 and 2000. At March 31, 2001 and 2000, the Partnership's total capitalization was approximately $37 million and $42 million, respectively.

Primary Market 	  March 31, 2001	   March 31, 2000
     Risk Category	  	   Value at Risk	   Value at Risk

     Interest Rate	(0.73)%	(0.68)%
Currency	(0.27)	(0.29)
Commodity 	(0.17)	(0.16)
     Equity 	(0.04)	(0.59)
Aggregate Value at Risk	(0.79)%	(1.02)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at March 31, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the
Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1,
2000 through March 31, 2001.
Primary Market Risk Category         High      Low      Average
Interest Rate					(0.87)%	(0.69)%	(0.78)%
Currency						(0.35)	(0.19)	(0.26)
Commodity						(0.21)	(0.15)	(0.17)
Equity						(0.31)	(0.04)	(0.16)
Aggregate Value at Risk			(0.96)%	(0.77)%	(0.85)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value in response to market movements may differ from those of the VaR model;
?	VaR results reflect past trading positions while future risk depends on future positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and

?
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2001 and for the end of the four quarterly reporting periods from April 1, 2000 through March 31, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial. At March 31, 2001 the Partnership's cash balance at Morgan Stanley DW was approximately 5% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

The Partnership also has non-trading risk on the Zero-Coupon U.S. Treasury Securities it holds to support the guaranteed net asset value per Unit at the Guaranteed Redemption Date of August 31, 2003. The fair value of these securities is subject to interest rate risk.

For non-trading securities, the Partnership measures its market risk using sensitivity analysis. The sensitivity analysis estimates the potential change in fair value based on a hypothetical 10% change in interest rates. Based on the current valuation of the Partnership's Zero-Coupon U.S. Treasury Securities, such a change in interest rates will cause an approximately 5.92% decline in their fair value. Such a change will not have a material effect on the net asset value per Unit.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2001, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure at March 31, 2001, was to the global interest rate complex. Exposure was primarily spread across the U.S. and European interest rate sectors.

Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Most of the speculative futures positions held by the Partnership are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership, were the medium- to long- term rates to remain steady.

Currency.	The Partnership's currency exposure at March 31, 2001,
was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. For the first quarter of 2001, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Commodity
Energy. At March 31, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude oil and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in this market. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals.  At March 31, 2001, the
Partnership had exposure in the corn and sugar markets.
Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Metals. The Partnership's metals market exposure at March 31, 2001 was to fluctuations in the price of base metals. During period of volatility, base metals will affect performance dramatically. Demeter anticipates that the base metals will remain the primary metals market exposure of the Partnership.

Equity. The Partnership had market exposure at March 31, 2001 to the global stock index sector. The Partnership is primarily subject to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of March 31, 2001, the Partnership's primary exposure was to the S&P 500 (U.S.) stock index. The Partnership is exposed to the risk of adverse price trends or static markets mostly in the U.S. and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following were the only non-trading risk exposures of the Partnership at March 31, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances were in Australian dollars and Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars upon liquidation of respective positions.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000.

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



                          Dean Witter Principal Plus
                           Fund L.P. (Registrant)

                          By: Demeter Management Corporation
	 (General Partner)

May 15, 2001              By:/s/	Raymond E. Koch              _
                                  Raymond E. Koch
                                	Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.