Form 10-Q
period 2001-06-30
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 2001-08-10
CIK 854915

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001 or

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

	June 30, 2001


PART I. FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

		Consolidated Statements of Financial Condition as of
		June 30, 2001 (Unaudited) and December 31, 2000............2

		Consolidated Statements of Operations for the
		Quarters Ended June 30, 2001 and 2000 (Unaudited)..........3

		Consolidated Statements of Operations for the Six
		Months Ended June 30, 2001 and 2000 (Unaudited)............4

		Consolidated Statements of Changes in Partners'
		Capital for the Six Months Ended June 30, 2001 and
		2000 (Unaudited).......................................... 5

		Consolidated Statements of Cash Flows for the
		Six Months Ended June 30, 2001 and 2000
		(Unaudited)................................................6

		Notes to Consolidated Financial Statements
		(Unaudited).............................................7-12

Item 2.	Management's Discussion and Analysis
			of Financial Condition and Results of
    	Operations..........................................13-22

Item 3.	Quantitative and Qualitative Disclosures
			about Market Risk...................................22-36

PART II. OTHER INFORMATION

Item 1. 	Legal Proceedings......................................37

Item 6. 	Exhibits and Reports on Form 8-K....................37-38




PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	June 30,	December 31,
	   2001     	    2000
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	3,665,773   	 3,417,831

	Net unrealized gain (loss) on open contracts (MSIL)  	43,187	(25,107)
	Net unrealized gain (loss) on open contracts (MS & Co.)               (209,680)	 1,655,071

	Total net unrealized gain (loss) on open contracts                          (166,493) 	1,629,964

	Net option premiums                                                                               (360)	    365,750

	     Total Trading Equity	3,498,920   	5,413,545

Investment in Zero-Coupon U.S. Treasury Securities 	33,907,821   	35,655,852
Unrealized gain on Zero-Coupon U.S.
	  Treasury Securities	986,163	 685,465
Interest receivable (Morgan Stanley DW)	       11,273	        22,429

	     Total Assets	  38,404,177  	  41,777,291

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
	Redemptions payable	1,223,479   	     1,828,856
	Accrued administrative expenses	162,462   	120,003
	Accrued brokerage fees (Morgan Stanley DW)	124,185   	136,573
	Accrued management fees 	         31,046         	       34,143

	     Total Liabilities	    1,541,172   	   2,119,575
Minority Interest	       108,831  	       187,369
Partners' Capital
	Limited Partners (18,373.474 and
	    19,664.981 Units, respectively)	36,148,211   	38,861,681
	General Partner (308 Units)	     605,963   	         608,666
 	   Total Partners' Capital	   36,754,174   	    39,470,347
	   Total Liabilities and Partners' Capital	      38,404,177 	       41,777,291
	   Total Partners' Capital	36,754,174   	    39,470,347
Less: Excess of market value over amortized
  cost of Zero-Coupon U.S. Treasury Securities	        986,163	        685,465
NET ASSETS PER LIMITED PARTNERSHIP
 AGREEMENT	    35,768,011  	    38,784,882
NET ASSET VALUE PER UNIT, AS PER LIMITED
 PARTNERSHIP AGREEMENT 	         1,914.62    	         1,941.87

	The accompanying notes are an integral part of these consolidated financial statements.

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

<caption>	    For the Quarters Ended June 30,

                                                                                                             2001   	   2000
	$	   $
REVENUES
	Trading loss:
		Realized	(9,840)		                    (168,087)
 		Net change in unrealized	   (129,955)		                    (851,720)

			Total Trading Results	(139,795)		                 (1,019,807)

	Interest income        	                                 506,959		592,870
    	Change in value of Yield Pool	   (205,135)          	   336,083

			Total                                                                                  162,029			   (90,854)

EXPENSES

	Brokerage fees (Morgan Stanley DW) 	374,373		421,390
	Management fees                                                         	      93,594		105,347
	Administrative expenses                                                     	25,000		23,000
   	Transaction fees and costs                                             	       13,868		    22,714

			Total                                                                                  506,835			   572,451


LOSS BEFORE MINORITY INTEREST	(344,806)		                    (663,305)

Less: Minority interest 	     (31,397)		                      (63,767)

NET LOSS	   (313,409)		                    (599,538)
NET LOSS ALLOCATION
		Limited Partners	(308,950)		                    (591,430)
    	   	General Partner 	(4,459)		                        (8,108)

NET LOSS	(313,409)		                    (599,538)
Less:  Changes in excess of market value over
amortized cost of Zero-Coupon U.S. Treasury Securities               205,135 		                              -

NET LOSS ALLOCATED TO PARTNERS
  FOR TAX AND NET ASSET VALUATION 	      (108,274)		                    (599,538)

Net Loss Allocation for Tax and Net Asset
 Valuation
		Limited Partners	(106,489)		                    (591,430)
	     	General Partner 	(1,785)		                        (8,108)
Net Loss Per Unit for Tax and Net Asset
  Valuation
		Limited Partners	(5.61)		 (26.33)
General Partner  	(5.61)		 (26.33)

	The accompanying notes are an integral part of these consolidated financial statements.

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

<caption>	     For the Six Months Ended June 30,

                                                                                                          2001   	   2000
                                                                                                             $	  	 $

REVENUES
	Trading profit (loss):
                      1,157,086		                    (592,674)
 	Net change in unrealized	                                                  (1,796,457)		   110,526

			Total Trading Results	                                                       (639,371)		                    (482,148)

	Interest income          	                                                     1,050,249		1,214,914
  	Change in value of Yield Pool   	                                           300,698		    504,627

			Total                                                                                   711,576			  1,237,393


EXPENSES

	Brokerage fees (Morgan Stanley DW)       	                         761,867		873,749
Management fees                                                              	  190,467		218,437
Administrative expenses    	                                                    49,000		45,000
Transaction fees and costs   	                                                 28,547		      44,296

			Total                                                                                1,029,881			   1,181,482

INCOME (LOSS) BEFORE MINORITY INTEREST	(318,305)		55,911

Less: Minority interest  	     (78,537)		    (62,283)

NET INCOME (LOSS) 	      (239,768)		      118,194

NET INCOME (LOSS) ALLOCATION
		Limited Partners	(237,065)		117,949
   		General Partner	(2,703)		245

NET INCOME (LOSS)	(239,768)		118,194
Less:  Changes in excess of market value over
amortized cost of Zero-Coupon U.S. Treasury Securities	   (300,698)		_______-___

NET INCOME (LOSS) ALLOCATED TO PARTNERS
  FOR TAX AND NET ASSET VALUATION 	        (540,466)		        118,194

Net Income (Loss) Allocation for Tax and Net Asset
 Valuation
		Limited Partners	(531,791)		117,949
    		General Partner  	(8,675)		245

Net Income (Loss) Per Unit for Tax and Net Asset
  Valuation
		Limited Partners	(27.25)		3.34
    		General Partner  	(27.25)                             	3.34

The accompanying notes are an integral part of these consolidated financial statements.

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2001 and 2000
	(Unaudited)




                                                                         Units of
                                                                      Partnership	Limited	General
                                                                        Interest	Partners	Partner	Total
		$	$	$

Partners' Capital,
	December 31, 1999	24,187.732  	43,352,757 		559,959 		43,912,716

Net Income                                                                  -	                  117,949	    	    245		118,194

Redemptions	   (2,043.120)		   (3,753,317)	                    -     		     (3,753,317)

Partners' Capital,
	June 30, 2000	   22,144.612	 	   39,717,389 		 560,204		40,277,593




Partners' Capital,
	December 31, 2000	19,972.981  	38,861,681 		608,666 		39,470,347

Net Loss                                                                       -	                (237,065)    	 (2,703)		(239,768)

Redemptions	   (1,291.507)		   (2,476,405)	                    -     		  (2,476,405)

Partners' Capital,
	June 30, 2001	   18,681.474	 	   36,148,211 		 605,963		  36,754,174














The accompanying notes are an integral part of these consolidated financial statements.

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Six Months Ended June 30,

	      2001     	      2000
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES
	Net income (loss)	(239,768)        	118,194

	Noncash item included in net income (loss):
		Net change in unrealized                                                    1,796,457			(110,526)
	 	Change in value of Yield Pool	(300,698)		(504,627)

	Decrease in operating assets:
		Net option premiums                                                             366,110			213,500
	    	Investment in Zero-Coupon U.S.
         	  Treasury Securities                                                           1,748,031			2,510,219
	  	Interest receivable (Morgan Stanley DW)                               11,156			4,611

	Increase (decrease) in operating liabilities:
	 	Accrued administrative expenses                                           42,459			37,265
		Accrued brokerage fees (Morgan Stanley DW)	(12,388)		(14,721)
	  	Accrued management fees	      (3,097)		     (3,681)

	Net cash provided by operating activities                                    3,408,262			  2,250,234


CASH FLOWS FROM FINANCING ACTIVITIES

	Decrease in redemptions payable	(605,377)		(195,730)
	Decrease in minority interest	(78,538)		(62,283)
	Redemptions of Units	   (2,476,405)		   (3,753,317)

	Net cash used for financing activities	   (3,160,320)		    (4,011,330)

	Net increase (decrease) in cash                                                    247,942			(1,761,096)

	Balance at beginning of period                                                    3,417,831			      6,014,023

	Balance at end of period	      3,665,773		      4,252,927






	The accompanying notes are an integral part of these consolidated financial statements.

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001
(UNAUDITED)

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

1. Organization
Dean Witter Principal Plus Fund L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities, and other commodity interests.

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

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. RXR, Inc. ("RXR") the trading manager for the Partnership (the "Trading Manager") was acquired by SSARIS Advisors, LLC effective June 1, 2001.

2. Revenue Recognition
The Yield Pool is valued at cost plus accreted interest with the accumulated unrealized gain on the Zero-Coupon U.S. Treasury Securities separately disclosed. The year-to-date change in the Yield Pool's market value is reflected in the consolidated statements of operations. The consolidated statements of financial condition and the consolidated statements of operations have been reconciled to reflect net assets, net asset value per unit and net income (loss) in accordance with the terms of the Limited Partnership Agreement. For the quarter ended June 30, 2001, $472,993 of interest income was accreted on the Yield Pool. At June 30, 2001, the cost of the Yield Pool was $25,022,864 and the accreted interest receivable thereon was $8,884,957. The market value of the Yield Pool on June 30, 2001, was $34,893,984.

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS &
Co. and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S.
Treasury bills. The Partnership pays brokerage fees to Morgan
Stanley DW.

4.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial
Accounting Standard No. 133, "Accounting for Derivative
Instruments and Hedging Activities" ("SFAS No. 133").  SFAS No.

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gain (loss) on open contracts reported as a component of "Equity in futures interests trading accounts" on the consolidated statements of financial condition and longest contract maturity were as follows:
                  Net Unrealized Gain (Loss) on Open
                             Contracts                    Longest Maturity

   	             Exchange-  Off-Exchange-             Exchange- Off-Exchange-
                    Traded      Traded       Total       Traded      Traded
Date               Contracts   Contracts   Contracts    Contracts   Contracts
                        $          $		     $

June 30, 2001       (153,885)  (12,608)     (166,493)    Dec. 2001   Sept. 2001
December 31, 2000  1,650,388   (20,424)    1,629,964     June 2001   March 2001

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's consolidated statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain (loss) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $3,511,888 and $5,068,219 at June 30, 2001 and December 31, 2000, respectively. With respect to the Partnership's off-exchange-traded forward

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)


currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain (loss) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

Results of Operations
General. The Partnership's results depend on its Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Manager's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Six Months Ended June 30, 2001
For the quarter ended June 30, 2001, the Partnership recorded total trading revenues, including interest income and change in value of the Yield Pool, of $162,029 and, after expenses and reduction to a net loss for the change in excess market value over amortized cost of Zero-Coupon U.S. Treasury Securities, posted a decrease in net asset value per Unit. The most significant losses of approximately 1.6% were experienced primarily during April in the global interest rate futures markets as a portion of previously recorded profits was given back from long positions in U.S. and European interest rate futures as prices reversed sharply downward, after trending higher earlier this year, as investors deserted fixed income securities in an asset shift to equities. Losses were also recorded during June from short positions in U.S. interest rate futures as prices moved higher in a flurry of flight-to-quality buying spawned by Middle East instability on June 22nd and in anticipation of the Federal Reserve interest rate cut in late June. Additional losses were recorded during the third week of June from short positions in German interest rate futures as prices increased following a drop in German business confidence data and signs that inflation may have peaked in that region, which reinforced the prospects of European interest rate cuts.
In the currency markets, losses of approximately 0.3% were recorded throughout a majority of the quarter from cross-rate positions in the Australian dollar, Swiss franc and euro versus the Japanese yen. In the energy markets, losses of approximately 0.2% were recorded early in April from short futures positions in crude oil and its related products as oil prices reversed sharply higher on concerns over tight summer supplies. These losses were partially offset by gains of approximately 1.5% recorded during the first half of April in the global stock index futures markets from long positions in U.S. stock index futures as U.S. equity prices reversed higher on positive economic data, optimism about corporate earnings and the U.S. Federal Reserve's surprise interest rate cut in April. In soft commodities, gains of approximately 0.1% were recorded throughout a majority of the quarter from short cotton futures positions as prices moved lower on weak export sales and low demand. Total expenses for the three months ended June 30, 2001 were $506,835, resulting in a net loss before minority interest of $344,806. The minority interest in trading losses experienced outside the Yield Pool was $31,397, resulting in a net loss of $313,409 for the Partnership. The net asset value of a Unit decreased from $1,920.23 at March 31, 2001 to $1,914.62 at June 30, 2001.

For the six months ended June 30, 2001, the Partnership recorded total trading revenues, including interest income and change in value of the Yield Pool, of $711,576 and, after expenses and reduction to a net loss for the change in excess market value over amortized cost of Zero-Coupon U.S. Treasury Securities, posted a decrease in net asset value per Unit. The most significant losses of approximately 2.0% were recorded primarily during February, March and June in the global stock index futures markets from long positions in S&P 500 Index futures as global stock prices declined on worries that the U.S. economic slowdown will ignite a global downturn. In the energy markets, losses of approximately 0.4% were experienced throughout the first six months of the year from crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. In the agricultural markets, losses of approximately 0.1% were recorded primarily during February and April from short positions in soybean oil futures as prices increased on technically-based factors. These losses were partially offset by gains of approximately 0.5% recorded in the soft commodities markets throughout a majority of the first and second quarters from short cotton futures positions as prices moved lower on weak export sales and low demand. In the currency markets, gains of approximately 0.2% were recorded throughout a majority of the second quarter from long positions in the Mexican peso as its value strengthened relative to the U.S. dollar. In the global interest rate futures markets, small gains were recorded primarily during January from long positions in eurodollar futures as prices moved higher due to a surprise interest rate cut by the U.S. Federal Reserve on January 3rd and the subsequent anticipation of an additional interest rate cut by the U.S. Federal Reserve later in January. Total expenses for the six months ended June 30, 2001 were $1,029,881, resulting in a net loss before minority interest of $318,305. The minority interest in trading losses experienced outside the Yield Pool was $78,537, resulting in a net loss of $239,768 for the Partnership. The net asset value of a Unit decreased from $1,941.87 at December 31, 2000 to $1,914.62 at June 30, 2001.

For the Quarter and Six Months Ended June 30, 2000
For the quarter ended June 30, 2000, the Partnership recorded total trading losses, net of interest income and change in value of the Yield Pool, of $90,854 and posted a decrease in net asset value per Unit. The most significant losses of approximately 1.8% were recorded primarily during April and early May in the global stock index component from long positions in S&P 500 Index futures as U.S. equity prices declined sharply during mid April following the release of an unexpected jump in the Consumer Price Index. Fears of inflation and concerns that the Federal Reserve may need to raise interest rates more aggressively further panicked an already weary market and forced prices lower. In the currency markets, losses of approximately 0.8% were recorded primarily during May and June from short euro crossrate positions relative to the Australian and U.S. dollars as the value of the euro reversed higher due to suggestions that intervention to support the euro was a possibility and interest rate hikes in Europe. The U.S. dollar, which had strengthened earlier in the second quarter, weakened during early June due primarily to the perception that interest rates in the U.S. may have topped out in the near term and data suggested that economic growth may finally be slowing. In the global interest rate component, losses of approximately 0.4% were recorded primarily during April and May from long positions in Australian interest rate futures as prices declined, following U.S. prices lower, as continued uncertainty surrounding the U.S. economy and whether the previous interest rate increases by the Federal Open Market Committee had resulted in an economic "slowdown". In the metals markets, losses of approximately 0.3% were experienced throughout the majority of the quarter from trading copper futures as prices moved inconsistently on technically-based factors. These losses were partially offset by gains of approximately 1.0% recorded in the agricultural markets primarily during June from short soybean oil futures positions as grain prices declined. In the energy markets, gains of approximately 0.9% were recorded primarily during May from long positions in natural gas futures as prices continued their upward trend, as data released by the American Gas Association further confirmed fears that inventory levels remain low. Adding to supply concerns were fears that the U.S. demand will outstrip production this summer, when inventories are typically refilled for the winter. Total expenses for the three months ended June 30, 2000 were $572,451, resulting in a net loss before minority interest of $663,305. The minority interest in trading losses experienced outside of the Yield Pool was $63,767, resulting in a net loss of $599,538 for the Partnership. The net asset value of a Unit decreased from $1,845.17 at March 31, 2000 to $1,818.84 at June 30, 2000.

For the six months ended June 30, 2000, the Partnership recorded total trading revenues, including interest income and change in value of the Yield Pool, of $1,237,393 and posted an increase in net asset value per Unit. The most significant gains of approximately 1.0% were recorded in the global interest rate component primarily during February and March from long positions in U.S. interest rate futures as prices moved higher followed by volatility in the U.S. stock markets as investors shifted assets into U.S. Treasury notes from stocks. During June, gains were recorded from long positions in U.S. interest rate futures as prices moved higher amid signs that U.S. economic growth has slowed and the prospects of additional interest rate hikes by the Federal Reserve were fading. In the energy markets, gains of approximately 1.0% were produced primarily during May from long positions in natural gas futures as prices continued their upward trend, as data released by the American Gas Association further confirmed fears that inventory levels remained low. Additional gains were recorded during February from long positions in crude oil futures as prices increased due to a combination of cold weather, declining inventories and increasing demand. Gains were also recorded during June as oil prices surged in reaction to the dismissal by OPEC of a price setting mechanism and a promise of a modest production increase. These gains were partially offset by losses of approximately 1.8% recorded in the global stock index component primarily during April and early May from long positions in S&P 500 Index futures as U.S. equity prices declined sharply during mid April following the release of an unexpected jump in the Consumer Price Index. In the currency markets, losses of approximately 0.6% were recorded during May and June from short euro cross-rate positions relative to the Australian and U.S. dollars as the value of the euro reversed higher due to suggestions that intervention to support the euro was a possibility and the interest rate hikes in Europe. In the livestock markets, losses of approximately 0.4% were recorded during January from long positions in live cattle futures as prices declined after the USDA raised its forecast for U.S. red meat production in 2000. Total expenses for the six months ended June 30, 2000 were $1,181,482, resulting in net income before minority interest of $55,911. The minority interest in trading losses experienced outside of the Yield Pool was $62,283, resulting in net income of $118,194 for the Partnership. The net asset value of a Unit increased from $1,815.50 at December 31, 1999 to $1,818.84 at June 30, 2000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2001 and 2000. At

June 30, 2001 and 2000, the Partnership's total capitalization was approximately $37 million and $40 million, respectively.

Primary Market 	   June 30, 2001	   June 30, 2000
     Risk Category	  	   Value at Risk	   Value at Risk

     	Equity 	(1.01)%	 (0.25)%
	Interest Rate	(0.69)      	 (0.83)
Currency	(0.31)	 (0.25)
Commodity 	(0.16)	 (0.21)
Aggregate Value at Risk	(1.30)%	 (0.96)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at June 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the
Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1,
2000 through June 30, 2001.
Primary Market Risk Category    	 High		   Low	  Average
Equity   						(1.01)%	  (0.04)%   (0.35)%
Interest Rate 					(0.87)	  (0.69)	  (0.74)
Currency						(0.35)	  (0.19)	  (0.28)
Commodity						(0.17)	  (0.15)	  (0.16)
Aggregate Value at Risk			(1.30)%	  (0.77)%	  (0.94)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership. The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:

?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	VaR results reflect past trading positions while future risk depends on future positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2001 and for the end of the four quarterly reporting periods from July 1, 2000 through June 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2001 the Partnership's cash balance at Morgan Stanley DW was approximately 5% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

The Partnership also has non-trading risk on the Zero-Coupon U.S. Treasury Securities it holds to support the guaranteed net asset value per Unit at the Guaranteed Redemption Date of August 31, 2003. The fair value of these securities is subject to interest rate risk.

For non-trading securities, the Partnership measures its market risk using sensitivity analysis. The sensitivity analysis estimates the potential change in fair value based on a hypothetical 10% change in interest rates. Based on the current valuation of the Partnership's Zero-Coupon U.S. Treasury Securities, such a change in interest rates will cause an approximately 6.03% decline in their fair value. Such a change will not have a material effect on the net asset value per Unit.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2001, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Equity. The primary market exposure of the Partnership at June 30, 2001 was to the global stock index sector. The primary equity exposure was to equity price risk in the G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2001, the Partnership's primary exposure was to the S&P 500 (U.S.) stock index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Interest Rate. The second largest market exposure at June 30, 2001 was in the global interest rate complex. Exposure was primarily spread across the U.S. and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure was generally to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Most of the speculative futures positions held by the Partnership are in medium to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership, were the medium to long-term rates to remain steady.

Currency. The Partnership's currency exposure at June 30, 2001 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2001, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Commodity
Energy. At June 30, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude oil and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses which have been experienced in the past are expected to continue to be experienced in this market. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals	.  At June 30, 2001, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure, however, was to the corn and sugar markets. Supply and demand inequalities, severe weather disruption, and market expectations affect price movements in these markets.

Metals. The Partnership's metals market exposure at June 30, 2001 was to fluctuations in the price of base metals. During periods of volatility, base metals will affect performance dramatically. Demeter anticipates that the base metals will remain the primary metals market exposure of the Partnership.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following were the non-trading risk exposures of the Partnership at June 30, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2001 were in Japanese yen, Australian dollars and euros. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
In April 2001 the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(A)		Exhibits

	3.01	 Amended and Restated Limited Partnership Agreement of the
Partnership, dated as of August 29, 1995, is incorporated by reference to Exhibit 3.01 and Exhibit 3.02 of the Partnership's Registration Statement (File No. 33-95414) on
Form S-1.

10.01	 Amended and Restated Management Agreement among the
Partnership, Demeter and RXR, Inc., dated as of December
29, 1995, is incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement (File No. 33-95414) on Form S-1.

10.02	 Amended and Restated Management Agreement between the
Partnership and Dean Witter Reynolds Inc., dated as of
December 29, 1995, is incorporated by reference to Exhibit
10.01 of the Partnership's Registration Statement (File No.
33-95414) on Form S-1.

10.03	 Amended and Restated Customer Agreement, dated as of
December 1, 1997, between the Partnership and Dean Witter Reynolds Inc., is incorporated by reference to Exhibit
10.03 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, (File No. 0-18314).

10.04	 Customer Agreement, dated as of December 1, 1997, among the
Partnership, Carr Futures, Inc., and Dean Witter Reynolds
Inc., is incorporated by reference to Exhibit 10.04 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, (File No. 0-18314).

10.05 International Foreign Exchange Master Agreement, dated as of August 1, 1997, between the Partnership and Carr Futures
Inc., is incorporated by reference to Exhibit 10.05 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, (File No. 0-18314).

10.06 Customer Agreement, dated as of May 1, 2000, between Morgan
Stanley & Co. Incorporated, the Partnership and Dean Witter
Reynolds Inc., is incorporated by reference to Exhibit
10.06 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, (File No. 0-18314).

(B)		 Reports on Form 8-K. - None.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          Dean Witter Principal Plus
                           Fund L.P. (Registrant)

                          By: Demeter Management Corporation
	 (General Partner)

August 14, 2001           By:/s/	Raymond E. Koch              _
                                  Raymond E. Koch
                                 	Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.