Form 10-Q
period 2001-09-30
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 2001-11-14
CIK 854915

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from ________________to_____________

Commission File number 0-18314

	DEAN WITTER PRINCIPAL PLUS FUND L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3541588
(State or other jurisdiction of		   	 (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Morgan Stanley Trust Company
Attention:  Managed Futures, 7th Fl.,
Harborside Financial Center Plaza Two
Jersey City, NJ  	  			    			  07311-3977
(Address of principal executive offices)	  	       (Zip Code)


Registrant's telephone number, including area code (201) 876-4647

Two World Trade Center, 62nd Fl., New York, NY 10048

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

	DEAN WITTER PRINCIPAL PLUS FUND L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2001


PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
		Consolidated Statements of Financial Condition as of
		September 30, 2001 (Unaudited) and December 31, 2000.......2

		Consolidated Statements of Operations for the
		Quarters Ended September 30, 2001 and 2000 (Unaudited).....3

		Consolidated Statements of Operations for the Nine
		Months Ended September 30, 2001 and 2000 (Unaudited).......4

		Consolidated Statements of Changes in Partners'
		Capital for the Nine Months Ended September 30, 2001 and
		2000 (Unaudited).......................................... 5

		Consolidated Statements of Cash Flows for the
		Nine Months Ended September 30, 2001 and 2000
		(Unaudited)................................................6

		Notes to Consolidated Financial Statements
		(Unaudited).............................................7-12

Item 2.	Management's Discussion and Analysis
			of Financial Condition and Results of
		Operations..........................................13-22

Item 3.	Quantitative and Qualitative Disclosures
			about Market Risk...................................22-35

PART II. OTHER INFORMATION

Item 1. 	Legal Proceedings......................................36

Item 6. 	Exhibits and Reports on Form 8-K....................36-37




PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	September 30,	December 31,
                                 2001       	       2000
	$	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	1,578,193   	  3,417,831
	Net unrealized gain on open contracts (MS & Co.)	827,975   	1,655,071
	Net unrealized gain (loss) on open contracts (MSIL)	      33,515   		                          (25,107)
	Total net unrealized gain on open contracts                                   861,490		                        1,629,964
	Net option premiums                                750,000	                              365,750

	   Total Trading Equity	3,189,683   	5,413,545

Investment in Zero-Coupon U.S. Treasury Securities 	33,255,763   	35,655,852
Unrealized gain on Zero-Coupon U.S.
	  Treasury Securities                                                                     1,789,766 	 	685,465
Interest receivable (Morgan Stanley DW)	         7,374   	             22,429

	     Total Assets	 38,242,586   	   41,777,291

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
	Redemptions payable	901,813   	   1,828,856
	Accrued administrative expenses	146,240   	120,003
	Accrued brokerage fees (Morgan Stanley DW)	121,022   	136,573
	Accrued management fees 	       30,256   	       34,143

	     Total Liabilities	    1,199,331   	  2,119,575
Minority Interest	         97,980   	      187,369
Partners' Capital
	Limited Partners (17,906.240 and
        19,664.981 Units, respectively)	36,320,536   	38,861,681
	General Partner (308 Units)	       624,739   	       608,666

	Total Partners' Capital	  36,945,275   	 39,470,347

Total Liabilities and Partners' Capital	  38,242,586   	    41,777,291
Total Partners' Capital	36,945,275   	39,470,347
Less: Excess of market value over amortized
 cost of Zero-Coupon U.S. Treasury Securities	    1,789,766   	      685,465

NET ASSETS PER LIMITED PARTNERSHIP
 AGREEMENT                               35,155,509  	      38,784,882

NET ASSET VALUE PER UNIT PER LIMITED
PARTNERSHIP AGREEMENT                                                          1,930.11  		      1,941.87

	The accompanying notes are an integral part of these consolidated financial statements.

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	                                   For the Quarters Ended September 30,

	                                             2001   	                    2000
	                                       $	                                 $
REVENUES
	Trading profit (loss):
		Realized 	                                                                  	    (748,835)	                 453,259
   		Net change in unrealized	                                                   	   1,027,983	                 (677,910)

			Total Trading Results    	                                                         		     279,148                  (224,651)

	Interest income	                            	      495,697	                   586,880
    	Change in value of Yield Pool              	                                         	      803,603		   327,844

			Total 	                                                                          	   1,578,448		   690,073

EXPENSES

	Brokerage fees (Morgan Stanley DW)	                                         	     364,818		   411,228
 	Management fees	    	       91,204 		   102,807
	Administrative expenses	                                                               	       27,000		     24,000
    	Transaction fees and costs	   	       13,364		     14,522

			Total 	                                                  	     496,386		   552,557
INCOME BEFORE MINORITY INTEREST		   1,082,062		  137,516

Less: Minority interest 	                                                	      (10,852)                  (30,595)

NET INCOME 		   1,092,914	                    168,111
NET INCOME ALLOCATION
		Limited Partners		  1,074,138	    	165,773
    	   	General Partner	               18,776		     2,338

NET INCOME  		  1,092,914	 	168,111
Less: Changes in excess of market value over
amortized cost of Zero-Coupon U.S. Treasury Securities	                                 (803,603)	                         -

NET INCOME ALLOCATED TO PARTNERS
  FOR TAX AND NET ASSET VALUATION 		      289,311	                   168,111

Net Income Allocation for Tax and Net Asset Valuation
		Limited Partners		     284,419	 	165,773
	     	General Partner 		         4,892		     2,338

Net Income Per Unit for Tax and Net Asset Valuation
		Limited Partners		        15.49		     7.60
General Partner		        15.49		     7.60

The accompanying notes are an integral part
</table>	of these consolidated financial statements.

DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

<caption>	                       For the Nine Months Ended September 30,

                                                                           2001                          2000
                                                                            $                                 $
REVENUES
	Trading profit (loss):
		Realized		408,251	                   (139,415)
  	Net change in unrealized	                                                                  (768,474)                   (567,384)

			Total Trading Results	                                                                   (360,223)	                   (706,799)

	Interest income                                   1,545,946                   	1,801,793
   	Change in value of Yield Pool            1,104,301 	                     832,472

			Total               2,290,024                	  1,927,466

EXPENSES

	Brokerage fees (Morgan Stanley DW)	                                                   1,126,685                 	1,284,977
Management fee                                             281,671                   	321,244
Administrative expenses                                     76,000	                      69,000
Transaction fees and costs                                41,911                      58,818

			Total       1,526,267	                1,734,039

INCOME BEFORE MINORITY INTEREST	                                                   763,757                  193,427

Less: Minority interest                                 (89,389)	                  (92,878)

NET INCOME  	                            853,146	                   286,305

NET INCOME ALLOCATION
		Limited Partners           837,073       	            283,722
   		General Partner	           16,073	                      2,583

NET INCOME 	                                     853,146	                   286,305
Less:  Changes in excess of market value over
 amortized cost of Zero-Coupon U.S. Treasury Securities	                      (1,104,301)                          -

NET INCOME (LOSS) ALLOCATED TO PARTNERS
  FOR TAX AND NET ASSET VALUATION 	                                             (251,155) 	                 286,305

Net Income (Loss) Allocation for Tax and Net Asset Valuation
		Limited Partners                  (247,372)                 	283,722
    		General Partner                   (3,783) 	                    2,583

Net Income (Loss) Per Unit for Tax and Net Asset Valuation
		Limited Partners                         (11.76)	                     10.94
    		General Partner                         (11.76)      	               10.94

The accompanying notes are an integral part of these consolidated financial statements.

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2001 and 2000
	(Unaudited)




                                                                         Units of
                                                                      Partnership	Limited	General
                                                                        Interest	Partners	Partner	Total
		$	$	$

Partners' Capital,
	December 31, 1999	24,187.732		43,352,757		559,959		43,912,716

Net income	            -     		283,722		2,583		286,305

Redemptions	(3,272.949)		        (5,999,525)		         - 		(5,999,525)

Partners' Capital,
	September 30, 2000	  20,914.783		  37,636,954		  562,542		  38,199,496




Partners' Capital,
	December 31, 2000	               19,972.981		38,861,681 		608,666 		           39,470,347

Net income	            -     	                  837,073			             16,073                 853,146

Redemptions	                                                  (1,758.741)		        (3,378,218)		         - 		           (3,378,218)

Partners' Capital,
	September 30, 2001	  18,214.240		  36,320,536		  624,739		  36,945,275














The accompanying notes are an integral part of these consolidated financial statements.

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Nine Months Ended September 30,

	      2001     	      2000
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES
	Net income	853,146		               286,305
	Noncash item included in net income:
		Net change in unrealized	    768,474		567,384
	 	Change in value of yield pool	                                              (1,104,301)	                  (832,472)

	(Increase) decrease in operating assets:
		Net option premiums	                                                              (384,250)	                  139,500
		Investment in Zero-Coupon U.S.
         	  Treasury Securities	2,400,089		3,099,495
	  	Interest receivable (Morgan Stanley DW)	15,055		4,560

	Increase (decrease) in operating liabilities:
	 	Accrued administrative expenses	26,237		                      50,905
		Accrued brokerage fees (Morgan Stanley DW)	                      (15,551)	                     (19,193)
		Accrued management fees	                                                       (3,887)		                      (4,799)

	Net cash provided by operating activities	   2,555,012		  3,291,685


CASH FLOWS FROM FINANCING ACTIVITIES

	Increase (decrease) in redemptions payable	            (927,043)		                    904,656
	Decrease in minority interest	(89,389)		                     (92,878)
	Redemptions of Units	  (3,378,218)		                (5,999,525)

	Net cash used for financing activities	  (4,394,650)		                (5,187,747)

	Net decrease in cash	(1,839,638)		                (1,896,062)

	Balance at beginning of period	    3,417,831		         6,014,023

	Balance at end of period	     1,578,193		      4,117,961




	The accompanying notes are an integral part of these consolidated financial statements.

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001
(UNAUDITED)

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

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned
subsidiaries of Morgan Stanley Dean Witter & Co.   RXR, Inc.
("RXR") the trading manager to the Partnership (the "Trading Manager") was acquired by SSARIS Advisors, LLC effective June 1, 2001.

2. Revenue Recognition
The Yield Pool is valued at cost plus accreted interest with the accumulated unrealized gain on the Zero-Coupon U.S. Treasury Securities separately disclosed. The year-to-date change in the Yield Pool's market value is reflected in the consolidated statements of operations. The consolidated statements of financial condition and the consolidated statements of operations have been reconciled to reflect net assets, net asset value per unit and net income (loss) in accordance with the terms of the Limited Partnership Agreement. For the quarter ended September 30, 2001, $469,419 of interest income has been accreted on the Yield Pool. At September 30, 2001, the cost of the Yield Pool was $24,195,888 and the accreted interest receivable thereon was $9,059,875. The market value of the Yield Pool on September 30, 2001, was $35,045,529.

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

Generally derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the consolidated statements of financial condition, and their longest contract maturities were as follows:

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     Net Unrealized Gains (Losses)
                           on Open Contracts             Longest Maturities


  	             Exchange-  Off-Exchange-            Exchange-  Off-Exchange-
                     Traded     Traded       Total      Traded        Traded
Date               Contracts   Contracts   Contracts   Contracts    Contracts
                       $           $           $

Sept. 30, 2001       927,521   (66,031)      861,490    March 2002  Dec. 2001
Dec. 31, 2000      1,650,388   (20,424)    1,629,964    June 2001   March 2001

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's consolidated statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $2,505,714 and $5,068,219 at September 30, 2001 and December 31, 2000,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

Results of Operations
General. The Partnership's results depend on its Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Manager's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Nine Months Ended September 30, 2001
For the quarter ended September 30, 2001, the Partnership recorded total trading revenues, including interest income and change in value of the Yield Pool, of $1,578,448 and posted an increase in net asset value per Unit. The most significant gains of approximately 4.0% were recorded throughout a majority of the quarter in the global interest rate futures markets from long positions in U.S. and European interest rate futures as prices trended higher amid continued concerns for the sluggish U.S. economy, interest rate cuts by the U.S. and European Central Banks and as investors sought a safe haven from declining stock prices. In the metals markets, profits of approximately 0.3% were recorded primarily during July and September from short positions in nickel and copper futures as prices declined due to higher inventories and weak demand. In the agricultural markets, gains of approximately 0.2% were recorded primarily during July from long positions in soybean oil futures as soybean prices increased on forecasts for hotter and drier weather in the U.S. midwest. In the currency markets, profits of approximately 0.2% were recorded primarily during September from short positions in the South African rand as its value trended lower relative to the U.S. dollar as investors targeted the emerging market currency while global economic jitters persisted. These gains were partially offset by losses of approximately 3.8% recorded throughout the majority of the quarter in the global stock index futures markets from long positions in S&P 500 Index futures as equity prices continued their decline amid worries regarding global economic uncertainty. In the energy markets, losses of approximately 0.2% were incurred primarily during August from short positions in crude oil futures as prices rose amid declining inventories and growing tensions in the Middle East. During September, losses were incurred from long positions in crude oil futures as the trend in oil prices reversed sharply lower due to newly heightened concerns over the effects of a global economic slowdown on oil demand. Total expenses for the three months ended September 30, 2001 were $496,386, resulting in net income before minority interest of $1,082,062. The minority interest in such income was $10,852, resulting in net income of $1,092,914 for the Partnership. The net asset value of a Unit increased from $1,914.62 at June 30, 2001 to $1,930.11 at
September 30, 2001.

For the nine months ended September 30, 2001, the Partnership recorded total trading revenues, including interest income and change in value of the Yield Pool, of $2,290,024 and, after expenses and reduction to net income for the change in excess market value over amortized cost of Zero-Coupon U.S. Treasury Securities, posted a decrease in net asset value per Unit. The most significant losses of approximately 5.7% were recorded in the global stock index futures markets primarily during February, March, June and throughout a majority of the third quarter from long positions in S&P 500 Index futures as the trend in equity prices continued sharply lower amid worries regarding global economic uncertainty. In the energy markets, losses of approximately 0.7% were recorded throughout the first nine months of the year from positions in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. These losses were partially offset by gains of approximately 4.0% recorded in the global interest rate futures markets primarily during January from long positions in eurodollar futures as prices moved higher due to a surprise interest rate cut by the U.S. Federal Reserve on January 3rd and the subsequent anticipation of an additional interest rate cut by the U.S. Federal Reserve later in January. Throughout a majority of the third quarter, additional profits were recorded from long positions in U.S. and European interest rate futures as prices continued trending higher amid continued concerns for the sluggish U.S. economy, interest rate cuts by the U.S. and European Central Banks and as investors sought a safe haven from declining stock prices. In soft commodities, gains of approximately 0.7% were recorded throughout a majority of the first and second quarters from short cotton futures positions as prices moved lower on weak export sales and low demand. In the currency markets, gains of approximately 0.4% were recorded primarily from transactions involving the Singapore dollar.
Total expenses for the nine months ended September 30, 2001 were $1,526,267, resulting in net income before minority interest of $763,757. The minority interest in such income was $89,389, resulting in net income of $853,146 for the Partnership. After expenses and reduction to net income for the change in excess market value over amortized cost of Zero-Coupon U.S. Treasury Securities, the net asset value of a Unit decreased from $1,941.87 at December 31, 2000 to $1,930.11 at September 30,
2001.

For the Quarter and Nine Months Ended September 30, 2000
For the quarter ended September 30, 2000, the Partnership recorded total trading revenues, including interest income and change in value of the Yield Pool, of $690,073 and posted an increase in net asset value per Unit. The most significant trading gains of approximately 0.8% were attributed primarily to an increase in the value of the Zero-Coupon U.S. Treasury Securities held in the guarantee portion of the Partnership. Gains of approximately 0.2% were recorded in the global interest rate futures markets primarily during July and August from long positions in U.S. interest rate futures as domestic bond prices rose amid signs that inflation in the U.S. remains in check and that the economy will experience a "soft landing". In the metals markets, gains of approximately 0.1% were recorded primarily during July and mid September from long positions in copper futures as prices rose higher due to a rise in COMEX copper stocks. In the energy markets, gains were produced during August from long futures positions in gas and heating oil as prices climbed higher due to a sharp decline in U.S. inventories and concerns that OPEC would not increase production in the near future. In the currency markets, small profits were recorded from short positions in the New Zealand dollar as its value fell to historic lows relative to the U.S. dollar after worse-than-expected trade figures were released. In the agricultural markets, small gains were recorded from short positions in corn futures as prices declined on favorable U.S. crop weather forecasts. A portion of the Partnership's overall gains was partially offset by losses of approximately 0.6% recorded in the global stock index futures markets primarily during late July and September from long positions in S&P 500 Index futures as prices declined due to jitters in the technology sector, a worrisome spike in oil prices and re-emerging fears of inflation and higher interest rates. In soft commodities, losses of approximately 0.2% were experienced primarily during July from short cotton futures positions as prices moved higher amid fears that the dryness and heat in Texas would slash the size of the U.S. crop. Total expenses for the three months ended September 30, 2000 were $552,557, resulting in net income before minority interest of $137,516. The minority interest in such income was $30,595, resulting in net income of $168,111 for the Partnership. The net asset value of a Unit increased from $1,818.84 at June 30, 2000 to $1,826.44 at September 30, 2000.

For the nine months ended September 30, 2000, the Partnership recorded total trading revenues, including interest income and change in value of the Yield Pool, of $1,927,466 and posted an increase in net asset value per Unit. The most significant trading gains of approximately 4.3% were attributed primarily to an increase in the value of the Zero-Coupon U.S. Treasury securities held in the guarantee portion of the Partnership. Gains of approximately 1.3% were recorded in the global interest rate component primarily during February and March from long positions in U.S. interest rate futures as prices moved higher due to volatility in the U.S. stock markets and as investors shifted assets into U.S. Treasury notes from stocks. During

June, July and August, gains were recorded from long positions in U.S. interest rate futures as prices moved higher amid signs that U.S. economic growth has slowed and the prospects of additional interest rate hikes by the Federal Reserve were fading. In the energy markets, gains of approximately 1.0% were produced primarily during May from long positions in natural gas futures as prices trended higher, as data released by the American Gas Association further confirmed fears that inventory levels remained low. Additional gains were recorded during February from long positions in crude oil futures as prices increased due to a combination of cold weather, declining inventories and increasing demand. Gains were also recorded during June and August as oil prices surged in reaction to a decline in U.S. inventories and concerns that OPEC would not increase production in the near future. A portion of the Partnership's overall gains was partially offset by losses of approximately 2.4% recorded in the global stock index futures component primarily during April, early May, late July and September from long positions in S&P 500 Index futures as U.S. equity prices declined due to jitters in the technology sector, re-emerging fears of inflation and higher interest rates. In the currency markets, losses of approximately 0.5% were recorded primarily during May and June from short euro positions relative to the Australian and U.S. dollars as the value of the euro reversed higher amid suggestions that intervention to support the euro was a possibility, as well as interest rate hikes in Europe. In the livestock markets, losses of approximately 0.5% were recorded primarily during January from long positions in live cattle futures as prices declined after the USDA raised its forecast for U.S. red meat production in 2000. In soft commodities, losses of approximately 0.3% were experienced primarily during July from short cotton futures positions as prices moved higher amid fears that the dryness and heat in Texas would slash the size of the U.S. crop. Total expenses for the nine months ended September 30, 2000 were $1,734,039, resulting in net income before minority interest of $193,427. The minority interest in such income was $92,878, resulting in net income of $286,305 for the Partnership. The net asset value of a Unit increased from $1,815.50 at December 31, 1999 to $1,826.44 at September 30, 2000.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2001 and 2000. At September 30, 2001 and 2000, the Partnership's total capitalization was approximately $37 million and $38 million, respectively.

Primary Market 	 September 30, 2001	 September 30, 2000
     Risk Category	  	   Value at Risk	   Value at Risk

 	Equity 	(0.59)%	 (0.31)%
	Interest Rate	(0.47)      	 (0.69)
Currency	(0.36)	 (0.19)
Commodity 	(0.12)	 (0.16)
Aggregate Value at Risk	(0.73)%	 (0.77)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at September 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the
Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October
1, 2000 through September 30, 2001.
Primary Market Risk Category         High      Low      Average
Equity						(1.01)%	(0.04)%	(0.42)%
Interest Rate					(0.87)	(0.47)	(0.69)
Currency						(0.36)	(0.27)	(0.32)
Commodity						(0.17)	(0.12)	(0.15)
Aggregate Value at Risk			(1.30)%	(0.73)%	(0.93)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2001 and for the end of the four quarterly reporting periods from October 1, 2000 through September 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At September 30, 2001 the Partnership's cash balance at Morgan Stanley DW was approximately 4% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

The Partnership also has non-trading risk on the Zero-Coupon U.S. Treasury Securities it holds to support the guaranteed net asset value per Unit at the Guaranteed Redemption Date of August 31, 2003. The fair value of these securities is subject to interest rate risk.

For non-trading securities, the Partnership measures its market risk using sensitivity analysis. The sensitivity analysis estimates the potential change in fair value based on a hypothetical 10% change in interest rates. Based on the current valuation of the Partnership's Zero-Coupon U.S. Treasury Securities, such a change in interest rates will cause an approximately 6.10% decline in their fair value. Such a change will not have a material effect on the net asset value per Unit.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2001, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity.	The primary market exposure of the Partnership at
September 30, 2001 was to the global stock index sector. The primary equity exposure was to equity price risk in the G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2001, the Partnership's exposure was primarily to the S&P 500 (U.S.) stock index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Interest Rate. The second largest market exposure at September 30, 2001 was to the global interest rate complex. Exposure was primarily spread across the U.S. and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The Partnership's currency exposure at September 30, 2001 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2001, the Partnership's exposure was primarily to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Commodity.
Soft Commodities and Agriculturals. At September 30, 2001, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the sugar and soybean oil markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Metals.	The Partnership's metals exposure at September 30,
2001 was to fluctuations in the price of base metals, such as nickel and copper. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movement in these markets. The Trading
Manager has, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the base metals markets.

Energy. At September 30, 2001, the Partnership's energy exposure was primarily to futures contracts in the natural gas markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following were the only non-trading risk exposure of the Partnership at September 30, 2001:

Foreign Currency Balances.	The Partnership's primary
foreign currency balances at September 30, 2001 were in euros, Australian dollars and South African rand. The
Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-Q for the quarter ended June 30, 2001.

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

10.02	Amended and Restated Management Agreement between the
Partnership and Dean Witter Reynolds Inc., dated as of
December 29, 1995, is incorporated by reference to Exhibit
10.01 of the Partnership's Registration Statement (File No.
33-95414) on Form S-1.

10.03	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June 22, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-18314) filed with the Securities and Exchange Commission on November 13, 2001.

10.04	Commodity Futures Customer Agreement between Morgan Stanley
& Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-18314) filed with the
Securities and Exchange Commission on November 13, 2001.

10.05	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-18314) filed with the Securities and Exchange Commission on November 13, 2001.

10.06 Foreign Exchange and Options Master Agreement between Morgan Stanley & Co. Incorporated and the Partnership, dated as of April 30, 1999, is incorporated by reference to Exhibit
10.05 of the Partnership's Form 8-K (File No. 0-18314) filed with the Securities and Exchange Commission on November 13,
2001.

10.07	Securities Account Control Agreement among the Partnership,
Morgan Stanley & Co. Incorporated, and Morgan Stanley DW
Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-K (File No. 0-
18314) filed with the Securities and Exchange Commission on November 13, 2001.

 (B)	Reports on Form 8-K. - None.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          Dean Witter Principal Plus
                           Fund L.P. (Registrant)

                          By: Demeter Management Corporation
	 (General Partner)

November 14, 2001         By:/s/	Raymond E. Koch              _
                                  Raymond E. Koch
                                	Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.