Form 10-K
period 2001-12-31
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 2002-04-01
CIK 854915

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]
For the transition period from ________________to___________________
Commission File Number 0-18314

	DEAN WITTER PRINCIPAL PLUS FUND L.P.

(Exact name of registrant as specified in its Limited Partnership Agreement)

		DELAWARE		        				13-3541588
(State or other jurisdiction of			   	   (I.R.S. Employer
incorporation or organization)			 	         Identification No.)

Demeter Management Corporation
c/o Managed Futures Department,
825 Third Avenue, 8th Floor,
New York, NY                     	    			 	  10022
(Address of principal executive offices)		 		(Zip Code)

Registrant's telephone number, including area code     	   (201) 876-4647


Securities registered pursuant to Section 12(b) of the Act:

									  Name of each exchange
Title of each class  						   on which registered

		None								    None

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

	Indicate by check-mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $34,962,115 at January 31, 2002.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)

DEAN WITTER PRINCIPAL PLUS FUND L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2001

                             Page No.

DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . 	. . . .  1

Part I .

	Item  1. Business. . . . . . . . . . . . . . . . . . . . . . . .  2-4

	Item  2. Properties. . . . . . . . . . . . . . . . . . . . . . . .  4

	Item  3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . 4-5

	Item  4. Submission of Matters to a Vote of Security Holders . . .. 5


Part II.

	Item  5.	Market for the Registrant's Partnership Units
			and Related Security Holder Matters. . . . . . . . .	. . 6

	Item  6. Selected Financial Data . . . . . . . . . . . . . . . . . .7

	Item  7.	Management's Discussion and Analysis of Financial
		         Condition and Results of Operations. . . . . . . . . . .8-22

	Item 7A. Quantitative and Qualitative Disclosures About
		         Market Risk . . . . . . . . . . . . . . . . . . . . .	22-37

	Item  8. Financial Statements and Supplementary Data. . . . . . . .37

	Item  9.	Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure. . . . . . . . . . . .38

Part III.

	Item 10.	Directors and Executive Officers of the Registrant. . 	39-43

	Item 11. Executive Compensation . . . . . . . . . . . . . . . . . .43

	Item 12.	Security Ownership of Certain Beneficial Owners
				and Management . . . . . . . . . . . . . . . . . . . . . .44

	Item 13. Certain Relationships and Related Transactions . . . . .. 44

Part IV.

	Item 14.		Exhibits, Financial Statement Schedules, and
				Reports on Form 8-K . . . . . . . . . . . . . . . . . .45-46


	DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:


	       Documents Incorporated	         Part of Form 10-K

	Partnership's Prospectus dated
	November 8, 1995    	      I

	Annual Report to Dean Witter
	Principal Plus Fund L.P.
	Limited Partners for the year
	ended December 31, 2001                  II, III and IV

	PART I
Item 1.  BUSINESS
(a) General Development of Business. Dean Witter Principal Plus Fund L.P. (the "Partnership") is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests. The Partnership commenced operations on February 14, 1990.

The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW"). RXR Inc. ("RXR"), the trading manager to the Partnership (the "Trading Manager"), was acquired by SSARIS Advisors, LLC, effective June 1, 2001.

Effective April 2, 2001, Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc.

The Partnership's net asset value per unit of limited partnership interest ("Unit(s)") at December 31, 2001, was $1,983.47, representing an increase of 2.14 percent from the net asset value per Unit of $1,941.87 at December 31, 2000. For a more detailed description of the Partnership's business see subparagraph (c).

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

Item 2.  PROPERTIES
The executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan Stanley DW offices utilized by the Partnership are located at 825 Third Avenue, 8th
Floor, New York, NY 10022.

Demeter changed its address from Two World Trade Center, New York,
NY 10048.

Item 3.  LEGAL PROCEEDINGS
In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

	PART II

Item 5. 	MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
		RELATED SECURITY HOLDER MATTERS



(a) Market Information
There is no established public trading market for Units of the Partnership.

(b) Holders
The number of holders of Units at December 31, 2001 was approximately 2,158.

(c) Distributions
No distributions have been made by the Partnership since it commenced operations on February 14, 1990. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distribution of Partnership profits.



Item 6.  SELECTED FINANCIAL DATA (in dollars)







	       		 	     For the Years Ended December 31,
	              2001       2000 	      1999           1998          1997  .

Total Revenues
(including interest
and change in value
of yield pool)		   3,610,515	    5,646,730   (1,332,776)   10,243,111    10,461,123



Net Income (Loss)	    	   1,665,637	    3,386,012   (3,799,938)    7,203,198     7,414,966



Net Income (Loss)
Per Unit for Tax and
Net Asset Valuation
(Limited & General
Partners) 			  	 41.60       126.37       (72.12)       180.03        227.74



Total Assets 		  38,196,829	   41,777,291   45,768,631    54,061,143    54,294,132



Total Limited
Partners' Capital	        36,673,490	   38,861,681   43,352,757    51,660,212    51,607,436



Net Asset Value Per
Unit 			          1,983.47	     1,941.87     1,815.50      1,887.62      1,707.59







Item 7. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options trading accounts established for the Trading Manager, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of Units in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations.
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three years ended December 31, 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

At December 31, 2001, the Partnership's total capital was
$37,312,312, a decrease of $2,158,035 from the Partnership's total capital of $39,470,347 at December 31, 2000. For the year ended
December 31, 2001, the Partnership generated net income of $1,665,637, and total redemptions aggregated $3,823,672.

For the year ended December 31, 2001, the Partnership recorded total trading revenues, including interest income and change in value of the Yield Pool, of $3,610,515 and posted an increase in net asset value per Unit. The most significant gains of approximately 3.4% were recorded in the global interest rate futures markets primarily during January from long positions in eurodollar futures as prices moved higher due to a surprise interest rate cut by the U.S. Federal Reserve on January 3 and the subsequent anticipation of an additional interest rate cut later in January. Throughout a majority of the third quarter, additional profits were recorded from long positions in U.S. and Australian interest rate futures as prices trended higher amid continued concerns for the sluggish U.S. economy, interest rate cuts by the U.S. Federal Reserve and as investors sought a safe haven from declining stock prices. In the currency markets, gains of approximately 1.0% were recorded primarily from short positions in the South African rand as its value fell to an all-time low versus the U.S. dollar during December amid emerging market concerns and political turmoil in neighboring Zimbabwe. Additional currency gains were recorded from transactions involving the Singapore dollar during the third quarter. Profits were also recorded from short positions in the Japanese yen as the value of the yen trended lower versus the U.S. dollar during a majority of the fourth quarter due to concerns regarding the overall health of the Japanese economy. Smaller gains of approximately 0.6% were recorded in soft commodities throughout the first and second quarters from short cotton futures positions as prices moved lower on weak demand. These gains were partially offset by losses of approximately 2.8% incurred in the global stock index futures markets primarily during February, March, June and throughout a majority of the third quarter from long positions in S&P 500 Index futures as the trend in equity prices continued sharply lower amid worries regarding global economic uncertainty. In the energy markets, smaller losses of approximately 0.7% were recorded throughout the first nine months of the year from positions in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. Total expenses for the year were $2,009,820, resulting in net income before minority interest of $1,600,695. The minority interest in such income was $64,942, resulting in net income of $1,665,637 for the Partnership. The net asset value of a Unit increased from $1,941.87 at December 31, 2000 to $1,983.47 at December 31, 2001.

At December 31, 2000, the Partnership's total capital was
$39,470,347, a decrease of $4,442,369 from the Partnership's total capital of $43,912,716 at December 31, 1999. For the year ended
December 31, 2000, the Partnership generated net income of $3,386,012, and total redemptions aggregated $7,828,381.

For the year ended December 31, 2000, the Partnership recorded total trading revenues, including interest income and change in value of the Yield Pool, of $5,646,730 and posted an increase in net asset value per Unit. The Partnership's exposure to Australian, European, Japanese and North American fixed income markets added value to the global interest rate futures markets sector with gains of approximately 5.9%. The currency sector also recorded gains of approximately 0.9% aided by a strengthening euro and a weakening Japanese yen. The Partnership's exposure to the energy sector also performed well with profits of approximately 1.2%, taking advantage of falling crude oil inventories during the early part of the year and reactionary supply boosts later in 2000. Conversely, equity markets declined in all G4 economies, creating a subsequent flight-to-quality and driving nominal interest rates lower in most major money markets. The G4 economies are U.S., Japan, Germany and Britain. As a result, losses of approximately 3.2% were recorded in these markets. Exposure to agricultural commodities markets under-performed slightly reflecting non-directional price movement within the sector. The Partnership experienced a profitable first quarter, despite tremendous volatility in the U.S. stock market. The S&P 500 Index declined through February but rallied to post a positive quarter and enabled the hedged equity strategy to salvage a modest gain. The Federal Reserve Bank raised the overnight borrowing rate by 50 basis points during the quarter responding to a perceived inflationary threat. U.S. interest rates, however, continued to decline benefiting the hedged fixed income component. The global macro component also added value, enjoying most of its gains from long futures positions in Sweden's OMX Index as the market advanced throughout the quarter. The second quarter was a sluggish one for the Partnership. The Federal Reserve Bank decided to raise short-term rates by another 50 basis points at its May meeting, which proved to be the last proactive move made by the U.S. central bank in 2000. The hedged equity component underperformed as U.S. stocks endured a modest decline. Treasury bonds continued to strengthen and the hedged fixed income strategy helped to buffer the Partnership. The global macro component under-performed due to unexpected weakness in the U.S. dollar and simultaneous strength in the euro. Conversely, long futures positions in the crude oil complex performed well after OPEC failed to raise output in a timely fashion. The Partnership's performance was relatively flat for the third quarter. U.S. interest rates fell by an average of 15 basis points along the yield curve benefiting the hedged fixed income strategy. Rising energy prices prompted the Clinton Administration to release 30 million barrels of crude oil from the Strategic Petroleum Reserve prior to the winter months. Long futures positions in the energy sector were adversely affected by this decision as crude oil prices fell. Short positions in Australian financial futures also under performed as the Reserve Bank of Australia failed to make good on an expected interest rate hike. The global macro component did enjoy gains from long positions in copper futures along with short positions in New Zealand dollar, South African rand and Australian dollar. The Partnership posted a profitable fourth quarter due primarily to performance in the global macro component. Interest rates fell throughout the world, supporting the Partnership's long positions in U.S., European and Australian financial futures. Long positions in the Swiss franc and euro versus most major currencies also added value. Long positions in natural gas futures were profitable as prices rose due to a severe inventory shortage, which was first noted in California and continued spreading throughout the country. The S&P 500, DAX 30, FTSE 100 and Nikkei 225 Index all posted losses for the fourth quarter and the year 2000. Total expenses for the year were $2,271,429, resulting in income before minority interest of $3,375,301. The minority interest in such income was $10,711, resulting in net income of $3,386,012 for the Partnership. The net asset value of a Unit increased from $1,815.50 at December 31, 1999 to $1,941.87 at December 31, 2000.

At December 31, 1999, the Partnership's total capital was
$43,912,716, a decrease of $8,351,449 from the Partnership's total capital of $52,264,165 at December 31, 1998. For the year ended
December 31, 1999, the Partnership generated a net loss of $3,799,938, and total redemptions aggregated $4,551,511.

For the year ended December 31, 1999, the Partnership recorded total trading losses, net of interest income and change in value of the Yield Pool, of $1,332,776 and posted a decrease in net asset value per Unit. Extreme price volatility in U.S. and Australian fixed income markets created losses, while the Partnership's exposure to the U.S. equity and energy markets and its net short exposure to European interest rate sector helped steady performance. The most significant losses of approximately 5.00% were experienced primarily during February, April and May in the fixed income component of the balanced portfolio from long U.S. interest rate futures positions as prices dropped in reaction to Federal Reserve Chairman Alan Greenspan's warnings in Congressional testimony in late February that a strong economy could reignite inflation. Fears that the Federal Reserve eventually could boost target interest rates continued to push down domestic bond prices and forced yields higher. Losses were also experienced in this market complex during July and August after Federal Reserve Chairman Alan Greenspan commented that central bankers must consider stock prices when setting monetary policy and as reports on labor costs, home sales, manufacturing and personal income added to concern that the U.S. Federal Reserve will raise interest rates soon. Mitigating gains of approximately 1.12% were recorded in the energy markets primarily during March from long positions in crude and gas oil futures as prices moved significantly higher due largely to the news that both OPEC and non-OPEC countries had reached an agreement to cut total output beginning April 1st. Gains were also recorded in this market complex during the third quarter after OPEC ministers confirmed that they would uphold their global cutbacks until April of 2000. Reports of declining crude oil and gasoline inventories also boosted oil prices during the third quarter. Total expenses for the year were $2,589,673, resulting in a net loss before minority interest of $3,922,449. The minority interest in such losses was $122,511, resulting in a net loss of $3,799,938 for the Partnership. The net asset value of a Unit decreased from $1,887.62 at December 31, 1998 to $1,815.50 at December 31, 1999.

The Partnership's overall performance record represents varied results of trading in different futures, forwards, and options markets. For a further description of 2001 trading results, refer to the letter to the Limited Partners in the accompanying Annual Report to Limited Partners for the year ended December 31, 2001, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. The Partnership's gains and losses are allocated among its partners for income tax purposes.

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

If the markets should move against all of the positions held by the Partnership at the same time, and if the Trading Manager were unable to offset positions of the Partnership, the Partnership could lose all of its assets and investors would realize a 100% loss.

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

In addition to market risk, in entering into futures, forward, and options contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures contracts traded in the United States and the foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member's customers, which should significantly reduce this credit risk. For example, a clearinghouse may cover a default by drawing upon a defaulting member's mandatory contributions and/or non-defaulting members' contributions to a clearinghouse guarantee fund, established lines or letters of credit with banks, and/or the clearinghouse's surplus capital and other available assets of the exchange and clearinghouse, or assessing its members. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contracts counterparty.

There is no assurance that a clearinghouse, exchange, or exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker's customers. Any such obligation on the part of a broker appears even less clear where the default occurs in a non-U.S. jurisdiction.

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

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The
Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.

Inflation has not been a major factor in the Partnership's operations.

See "Financial Instruments" under Notes to Financial Statements in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2001, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at December 31, 2001 and 2000. At December 31, 2001 and 2000, the Partnership's total capitalization was approximately $37 million and $39 million, respectively.

     Primary Market 	December 31, 2001	 December 31, 2000
     Risk Category	  	  Value at Risk	   Value at Risk

Equity				 (1.03)%			 (0.05)%
Interest Rate	  		 (0.18)			 (0.87)
Currency		 	      (0.12)			 (0.35)
	Commodity		  		 (0.09) 		  	 (0.15)
Aggregate Value at Risk	 (0.98)%			 (0.91)%


Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at December 31, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2001 VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from January 1, 2001 through December 31, 2001.

Primary Market Risk Category      High        Low        Average
Equity                           (1.03)%	(0.04)%	  (0.66)%
Interest Rate				   (0.73)		(0.18)	  (0.52)
Currency   				   (0.36)		(0.12)	  (0.26)
Commodity  				   (0.17)		(0.09)	  (0.14)
Aggregate Value at Risk          (1.30)%	(0.73)%	  (0.95)%


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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at December 31, 2001 and 2000 and for the end of the four quarterly reporting periods during calendar year 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At December 31, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 6% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

The Partnership also has non-trading risk on the Zero-Coupon U.S. Treasury Securities it holds to support the guaranteed net asset value per Unit at the Guaranteed Redemption Date of August 31, 2003. The fair value of these securities is subject to interest rate risk.

For non-trading securities, the Partnership measures its market risk using sensitivity analysis. The sensitivity analysis estimates the potential change in fair value based on a hypothetical 10% change in interest rates. Based on the current valuation of the Partnership's Zero-Coupon U.S. Treasury Securities, such a change in interest rates will cause an approximately 6.05% decline in their fair value. Such a change will not have a material effect on the net asset value per Unit.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Manager for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropri-ations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2001, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity.	The primary market exposure of the Partnership at
December 31, 2001 was to the global stock index sector. The primary equity exposure was to equity price risk in the G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2001, the Partnership's primary exposures were to the S&P 500 (U.S.) and Nikkei (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Interest Rate.	 The second largest market exposure at December
31, 2001 was to the global interest rate complex. Exposure was primarily spread across the U.S. and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency.	 The Partnership's currency exposure at December 31,
2001 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2001, the Partnership's major exposures were to the euro and Japanese currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Commodity.
Soft Commodities and Agriculturals.	At December 31,
2001, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the corn and soybean oil markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Metals.	The Partnership's metals exposure at December 31,
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

Energy.	At December 31, 2001, the Partnership's energy
exposure was primarily to futures contracts in the natural gas and gas oil markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following were the only non-trading risk exposures of the Partnership at December 31, 2001:

Foreign Currency Balances.	The Partnership's primary
foreign currency balances at December 31, 2001 were in British pounds and Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

                         		     Net
                               Income/(Loss)    Net Income/(Loss)
					          Allocated to	   Per Unit for Tax
       				      Partners for	    and Net Asset
Quarter		   Revenue		  Tax and Net	Valuation of Limited
Ended		 (Net Trading Loss) Asset Valuation Partnership Interest

2001
March 31 		$   549,547	 $ (432,192)	    	$(21.64)
June 30	  	    162,029	   (108,274)	       (5.61)
September 30	  1,578,448	    289,311	       15.49
December 31	  1,320,491	    971,818	   	  53.36

Total			$ 3,610,515	 $  720,663	  	$ 41.60

2000
March 31 		$ 1,328,247	 $  717,732	   	$ 29.67
June 30	  	    (90,854)	   (599,538)		 (26.33)
September 30	    690,073	    168,111	  	   7.60
December 31	  3,719,264	  2,414,242	  	 115.43

Total			$ 5,646,730	 $2,700,547	 	$126.37


Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.

Directors and Officers of the General Partner
The directors and officers of Demeter are as follows:

Robert E. Murray, age 41, is the Executive Director of Morgan Stanley DW's Managed Futures Department, a leading commodity pool operator with approximately $1.4 billion in assets across a variety of U.S. and international public and private managed futures funds. In this capacity, Mr. Murray is responsible for overseeing all aspects of Morgan Stanley DW's Managed Futures Department. Mr. Murray began at Dean Witter in 1984 and has been closely involved in the growth of managed futures at the firm over the last 17 years. He is also the Chairman and President of Morgan Stanley Futures & Currency Management Inc. ("MSFCM") (formerly known as Dean Witter Futures & Currency Management Inc.), Morgan Stanley's internal commodity trading advisor, and is Chairman and President of Demeter, the entity which acts as a general partner for Morgan Stanley DW's managed futures funds. Mr. Murray has served as the Vice Chairman and a Director of the Board of the Managed Futures Association and is currently a member of the Board of Directors of the National Futures Association. Mr. Murray received a Bachelors Degree in Finance from Geneseo State University in 1983.

Mitchell M. Merin, age 48, is a Director of Demeter. Mr. Merin is also a Director of MSFCM. Mr. Merin was appointed the Chief Operating Officer of Individual Asset Management for MSDW in December 1998 and the President and Chief Executive Officer of Morgan Stanley Dean Witter Advisors in February 1998. He has been an Executive Vice President of Morgan Stanley DW since 1990, during which time he has been Director of Morgan Stanley DW's Taxable Fixed Income and Futures divisions, Managing Director in Corporate Finance and Corporate Treasurer. Mr. Merin received his Bachelors degree from Trinity College in Connecticut and his M.B.A. degree in Finance and Accounting from the Kellogg Graduate School of Management of Northwestern University in 1977.

Joseph G. Siniscalchi, age 56, is a Director of Demeter. Mr. Siniscalchi joined Morgan Stanley DW in July 1984 as a First Vice President, Director of General Accounting and served as a Senior Vice President and Controller for Morgan Stanley DW's Securities Division through 1997. He is currently Managing Director, responsible for the Client Support Service Division of Morgan Stanley DW. From February 1980 to July 1984, Mr. Siniscalchi was

Director of Internal Audit at Lehman Brothers Kuhn Loeb, Inc.

Edward C. Oelsner, III, age 60, is a Director of Demeter. Mr. Oelsner is currently an Executive Vice President and head of the Product Development Group at Morgan Stanley Dean Witter Advisors, an affiliate of Morgan Stanley DW. Mr. Oelsner joined Morgan Stanley DW in 1981 as a Managing Director in Morgan Stanley DW's Investment Banking Department specializing in coverage of regulated industries and, subsequently, served as head of the Morgan Stanley DW Retail Products Group. Prior to joining Morgan Stanley DW, Mr. Oelsner held positions at The First Boston Corporation as a member of the Research and Investment Banking Departments from 1967 to 1981. Mr. Oelsner received his M.B.A. in Finance from the Columbia University Graduate School of Business in 1966 and an A.B. in Politics from Princeton University in 1964.

Richard A. Beech, age 50, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 24 years. He has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Branch Futures. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing and compliance. Prior to joining Morgan Stanley DW, Mr. Beech also had worked at two investment banking firms in operations, research, managed futures and sales management.

Raymond A. Harris, age 45, is currently Managing Director in Asset Management Services. He previously served as CAO of Morgan Stanley Dean Witter Asset Management. From July 1982 to July 1994, Mr. Harris served in financial, administrative and other assignments at Dean Witter Reynolds, Inc. and Dean Witter, Discover & Co. From August 1994 to January 1999, he worked in Discover Financial Services and the firm's Credit Service business units. Mr. Harris has been with Morgan Stanley Dean Witter & Co. and its affiliates since July 1982. He has a B.A. degree from Boston College and an M.B.A. in finance from the University of Chicago.

Anthony J. DeLuca, age 39, became a Director of Demeter on September 14, 2000. Mr. DeLuca is also a Director of MSFCM. Mr. DeLuca was appointed the Controller of Asset Management for MSDW in June 1999. Prior to that, Mr. DeLuca was a partner at the accounting firm of Ernst & Young LLP, where he had MSDW as a major client. Mr. DeLuca had worked continuously at Ernst & Young LLP ever since 1984, after he graduated from Pace University with a B.B.A. degree in Accounting.

Raymond E. Koch, age 46, is Chief Financial Officer of Demeter. Mr. Koch began his career at MSDW in 1988, has overseen the Managed Futures Accounting function since 1992, and is currently an Executive Director in Investment Management Controllers. From November 1979 to June 1988, Mr. Koch held various positions at Thomson McKinnon Securities, Inc. culminating as Manager, Special Projects in the Capital Markets Division. From August 1977 to November 1979 he was an auditor, specializing in financial services at Deloitte Haskins & Sells. Mr. Koch received his B.B.A. in accounting from Iona College in 1977, an M.B.A. in finance from Pace University in 1984 and is a Certified Public Accountant.

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
		MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners - At December 31, 2001, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2001,
Demeter owned 308 Units of General Partnership Interest representing a 1.71 percent interest in the Partnership.

(c)	Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Consolidated Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2001, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage fees (paid and accrued by the Partnership) of $1,488,976 for the year ended December 31, 2001.

	PART IV
Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)	1.  Listing of Financial Statements
The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2001, are incorporated by reference to
Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 2001, 2000 and 1999.

-	Consolidated Statements of Financial Condition as of December 31,
2001 and 2000.

-	Consolidated Schedule of Investments as of December 31, 2001.

-	Consolidated Statements of Operations, Changes in Partners'
Capital, and Cash Flows for the years ended December 31, 2001,
2000 and 1999.

-	Notes to Consolidated Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8 and 13, the Annual Report to Limited Partners for the year ended December 31, 2001 is not deemed to be filed with this report.

2.  Listing of Financial Statement Schedules
No financial statement schedules are required to be filed with this report.

(b)	Reports on Form 8-K
During the quarter ended December 31, 2001, the Current Report on Form 8-K was filed by the Partnership on November 13, 2001 for the purpose of reporting, under Item 5, the relocation of offices of the Partnership and Demeter; the transfer of futures and options clearing of the

Partnership to MS & Co.; and the replacement by MS & Co. as counterparty on all foreign currency forward contracts for the Partnership.

(c)	Exhibits
Refer to Exhibit Index on Page E-1 to E-2.

	SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					DEAN WITTER PRINCIPAL PLUS FUND L.P.
						(Registrant)

					BY:  Demeter Management Corporation,
						General Partner

April 1, 2002			BY: /s/	Robert E. Murray
						 	Robert E. Murray, Director,
						  	Chairman of the Board and
						  	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/	Robert E. Murray                    		April 1, 2002
	  	Robert E. Murray, Director,
	   	Chairman of the Board and
	   	President

    /s/    Mitchell M. Merin                  		April 1, 2002
           Mitchell M. Merin, Director

    /s/ 	Joseph G. Siniscalchi               		April 1, 2002
	 	Joseph G. Siniscalchi, Director

    /s/	Edward C. Oelsner III               		April 1, 2002
	  	Edward C. Oelsner III, Director

    /s/    Richard A. Beech                   		April 1, 2002
           Richard A. Beech, Director

    /s/    Raymond A. Harris               	   		April 1, 2002
           Raymond A. Harris, Director

    /s/    Anthony J. DeLuca                  		April 1, 2002
           Anthony J. DeLuca, Director

    /s/  	Raymond E. Koch		              		April 1, 2002
	    	Raymond E. Koch, Chief
	  	Financial Officer and Principal
  	    	Accounting Officer

	EXHIBIT INDEX

ITEM


	3.01	Amended and Restated Limited Partnership Agreement of the
Partnership, dated as of August 29, 1995, is incorporated by reference to Exhibit 3.01 and Exhibit 3.02 of the Partnership's Registration Statement (File No. 33-95414) on
Form S-1.

10.01	Amended and Restated Management Agreement among the
Partnership, Demeter and RXR, Inc., dated as of December 29, 1995, is incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement (File No. 33-95414) on Form S-1.

10.02	Amended and Restated Management Agreement between the
Partnership and Dean Witter Reynolds Inc., dated as of
December 29, 1995, is incorporated by reference to Exhibit
10.01 of the Partnership's Registration Statement (File No.
33-95414) on Form S-1.

10.03	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of June 22,
2000, is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-18314) filed with the
Securities and Exchange Commission on November 13, 2001.

10.04	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-18314) filed with the Securities and Exchange
Commission on November 13, 2001.

10.05	Customer Agreement between the Partnership and MS & Co.,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-
18314) filed with the Securities and Exchange Commission on November 13, 2001.

10.06	Foreign Exchange and Options Master Agreement between MS &
Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-18314) filed with the
Securities and Exchange Commission on November 13, 2001.

10.07	Securities Account Control Agreement among the Partnership,
MS & Co. and Morgan Stanley DW, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-K (File No. 0-18314) filed with the
Securities and Exchange Commission on November 13, 2001.

	13.01	December 31, 2001 Annual Report to Limited Partners is filed herewith.

  Principal
  Plus
  Fund

  December 31, 2001
  Annual Report

[LOGO] Morgan Stanley

Dean Witter Principal Plus Fund L.P.

Historical Fund Performance

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the inception-to-date return and the annualized return since inception for the Fund. PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

                        Year                      Return
                        ----                      ------
                        1990 (10 1/2 months)       7.5%
                        1991                      10.4%
                        1992                       9.4%
                        1993                      11.6%
                        1994                      -8.6%
                        1995                      18.0%
                        1996                      -5.3%
                        1997                      15.4%
                        1998                      10.5%
                        1999                      -3.8%
                        2000                       7.0%
                        2001                       2.1%

                        Inception-to-Date Return: 98.3%
                        Annualized Return:         5.9%

Demeter Management Corporation
c/o Managed Futures Department
825 Third Avenue, 8th Floor,
New York, NY 10022
Telephone (201) 876-4647

Principal Plus Fund L.P.
Annual Report
2001

Dear Limited Partner:

This marks the twelfth annual report for the Dean Witter Principal Plus Fund L.P. (the "Fund"). The Fund began the year at a Net Asset Value per Unit of $1,941.87 and increased by 2.1% to $1,983.47 on December 31, 2001. The Fund has increased by 98.3% since it began trading in February 1990 (a compound annualized rate of 5.9%). A review of trading results for the year is provided in the Annual Report of the Trading Manager located on the next page of this report.

Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, c/o Managed Futures Department, 825 Third Avenue, 8th Floor, New York, NY 10022 or your Morgan Stanley Financial Advisor.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

       Sincerely,

       /s/ Robert E. Murray
       Robert E. Murray
       Chairman
       Demeter Management Corporation
       General Partner

Dean Witter Principal Plus Fund L.P.

Annual Report of the Trading Manager

Principal Plus Fund's Net Asset Value rose in 2001, despite continued underperformance in the U.S. equity markets and the shocking events of September 11th.

The Fund posted a trading loss during the first quarter, reflecting a weak equity market and the introduction of a year-long stimulus package by the U.S. central bank. The second quarter showed a small trading loss for the Fund. The interest rate, currency and energy sectors all failed to establish any sustained direction, causing the global asset overlay to incur small losses. These losses, however, were almost completely offset by gains in the hedged equity strategy. The Fund managed to produce a slight gain for the third quarter, due primarily to performance from the long/short global asset overlay. The Fund benefited from long positions in U.S. and European interests rate futures, as well as long positions in the euro, Swiss franc and Singapore dollar. Short positions in Japan's Nikkei Index also resulted in profits as Japanese stock prices sank to levels not witnessed since 1984. Principal Plus Fund finished the year on a positive note, registering a profitable fourth quarter. The global asset strategy remained flat with some gains witnessed in short Japanese yen positions, as the currency declined to a 3-year low versus the U.S. dollar.

We thank you for your continued support and look forward to serving your investment needs in 2002.

RXR, Inc.

Dean Witter Principal Plus Fund L.P.

Independent Auditors' Report

The Limited Partners and the General Partner:

We have audited the accompanying consolidated statements of financial condition of Dean Witter Principal Plus Fund L.P. and subsidiary (the "Partnership") as of December 31, 2001 and 2000, including the schedule of investments as of December 31, 2001, and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Dean Witter Principal Plus Fund L.P. and subsidiary at December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
New York, New York
February 15, 2002
(February 27, 2002 as to Note 7)

Dean Witter Principal Plus Fund L.P.

Consolidated Statements of Financial Condition

                                                        December 31,
                                                   ----------------------
                                                      2001        2000
                                                   ----------  ----------
                                                       $           $
                                    ASSETS
     Equity in futures interests trading accounts:
       Cash                                         3,272,814   3,417,831

       Net unrealized gain on open contracts
        (MS&Co.)                                      423,058   1,655,071
       Net unrealized loss on open contracts
        (MSIL)                                        (47,990)    (25,107)
                                                   ----------  ----------
        Total net unrealized gain on open
         contracts                                    375,068   1,629,964
       Net option premiums                             --         365,750
                                                   ----------  ----------
        Total Trading Equity                        3,647,882   5,413,545

     Investment in Zero-Coupon U.S. Treasury
      Securities                                   32,913,297  35,655,852
     Unrealized gain on Zero-Coupon U.S. Treasury
      Securities                                    1,630,439     685,465
     Interest receivable (Morgan Stanley DW)            5,211      22,429
                                                   ----------  ----------
        Total Assets                               38,196,829  41,777,291
                                                   ==========  ==========

                       LIABILITIES AND PARTNERS' CAPITAL
     LIABILITIES
     Redemptions payable                              445,453   1,828,856
     Accrued administrative expenses                  164,965     120,003
     Accrued brokerage fees (Morgan Stanley DW)       121,338     136,573
     Accrued management fees                           30,334      34,143
                                                   ----------  ----------
        Total Liabilities                             762,090   2,119,575
                                                   ----------  ----------
     Minority interest                                122,427     187,369
                                                   ----------  ----------
     PARTNERS' CAPITAL
     Limited Partners (17,681.656 and 19,664.981
      Units, respectively)                         36,673,490  38,861,681
     General Partner (308 Units)                      638,822     608,666
                                                   ----------  ----------
        Total Partners' Capital                    37,312,312  39,470,347
                                                   ----------  ----------
        Total Liabilities and
         Partners' Capital                         38,196,829  41,777,291
                                                   ==========  ==========

     Total Partners' Capital                       37,312,312  39,470,347
     Less: Excess of market value over amortized
      cost of Zero-Coupon U.S. Treasury
      Securities                                    1,630,439     685,465
                                                   ----------  ----------
     NET ASSETS PER LIMITED
      PARTNERSHIP AGREEMENT                        35,681,873  38,784,882
                                                   ==========  ==========

     NET ASSET VALUE PER UNIT                        1,983.47    1,941.87
                                                   ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

Dean Witter Principal Plus Fund L.P.

Consolidated Statements of Operations

                                                For the Years Ended
                                                    December 31,
                                         ---------------------------------
                                            2001       2000        1999
                                         ----------  ---------  ----------
                                             $          $           $
     REVENUES
     Trading profit (loss):
       Realized                           1,893,318    332,570    (190,005)
       Net change in unrealized          (1,254,896) 1,249,228    (819,971)
                                         ----------  ---------  ----------
        Total Trading Results               638,422  1,581,798  (1,009,976)
     Interest income                      2,027,119  2,361,077   2,648,334
     Change in value of Yield Pool          944,974  1,703,855  (2,971,134)
                                         ----------  ---------  ----------
        Total                             3,610,515  5,646,730  (1,332,776)
                                         ----------  ---------  ----------
     EXPENSES
     Brokerage fees (Morgan Stanley
      DW)                                 1,488,976  1,683,956   1,953,687
     Management fees                        372,244    420,989     488,421
     Administrative expenses                 97,000     93,000      58,000
     Transaction fees and costs              51,600     73,484      89,565
                                         ----------  ---------  ----------
        Total                             2,009,820  2,271,429   2,589,673
                                         ----------  ---------  ----------
     INCOME (LOSS) BEFORE
      MINORITY INTEREST                   1,600,695  3,375,301  (3,922,449)
     Less: Minority interest                (64,942)   (10,711)   (122,511)
                                         ----------  ---------  ----------
     NET INCOME (LOSS)                    1,665,637  3,386,012  (3,799,938)
                                         ==========  =========  ==========
     Net Income (Loss) Allocation:
     Limited Partners                     1,635,481  3,337,305  (3,755,944)
     General Partner                         30,156     48,707     (43,994)

     NET INCOME (LOSS)                    1,665,637  3,386,012  (3,799,938)
     Less: Change in excess of market
      value over amortized cost of Zero-
      Coupon U.S. Treasury Securities       944,974    685,465  (1,952,744)
                                         ----------  ---------  ----------
     NET INCOME (LOSS)
      ALLOCATED TO PARTNERS
      FOR TAX AND NET ASSET
      VALUATION                             720,663  2,700,547  (1,847,194)
                                         ==========  =========  ==========
     Net Income (Loss) Allocation For
      Tax and Net Asset Valuation
     Limited Partners                       707,808  2,660,735  (1,824,381)
     General Partner                         12,855     39,812     (22,813)
     Net Income (Loss) per Unit For
      Tax and Net Asset Valuation
     Limited Partners                         41.60     126.37      (72.12)
     General Partner                          41.60     126.37      (72.12)

  The accompanying notes are an integral part of these consolidated financial statements.

Dean Witter Principal Plus Fund L.P.

Consolidated Statements of Changes in Partners' Capital
For the Years Ended December 31, 2001, 2000 and 1999

                            Units of
                           Partnership  Limited    General
                            Interest    Partners   Partner    Total
                           ----------- ----------  -------  ----------
                                           $          $         $
        Partners' Capital,
        December 31, 1998  26,653.343  51,660,212  603,953  52,264,165
        Net loss               --      (3,755,944) (43,994) (3,799,938)
        Redemptions        (2,465.611) (4,551,511)    --    (4,551,511)
                           ----------  ----------  -------  ----------
        Partners' Capital,
        December 31, 1999  24,187.732  43,352,757  559,959  43,912,716
        Net income             --       3,337,305   48,707   3,386,012
        Redemptions        (4,214.751) (7,828,381)    --    (7,828,381)
                           ----------  ----------  -------  ----------
        Partners' Capital,
        December 31, 2000  19,972.981  38,861,681  608,666  39,470,347
        Net income             --       1,635,481   30,156   1,665,637
        Redemptions        (1,983.325) (3,823,672)    --    (3,823,672)
                           ----------  ----------  -------  ----------
        Partners' Capital,
        December 31, 2001  17,989.656  36,673,490  638,822  37,312,312
                           ==========  ==========  =======  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

Dean Witter Principal Plus Fund L.P.

Consolidated Statements of Cash Flows

                                                For the Years Ended
                                                   December 31,
                                        ----------------------------------
                                           2001        2000        1999
                                        ----------  ----------  ----------
                                            $           $           $
     CASH FLOWS FROM
      OPERATING ACTIVITIES
     Net income (loss)                   1,665,637   3,386,012  (3,799,938)
     Noncash items included in net
      income (loss):
       Net change in unrealized          1,254,896  (1,249,228)    819,971
       Change in value of Yield Pool      (944,974) (1,703,855)  2,971,134
     (Increase) decrease in operating
      assets:
       Net option premiums                 365,750    (365,750)     --
       Investment in Zero-Coupon
        U.S. Treasury Securities         2,742,555   4,711,684   1,235,218
       Interest receivable (Morgan
        Stanley DW)                         17,218       2,297       9,618
     Increase (decrease) in operating
      liabilities:
       Accrued administrative expenses      44,962      (1,841)    (34,436)
       Accrued brokerage fees (Morgan
        Stanley DW)                        (15,235)    (18,978)    (17,623)
       Accrued management fees              (3,809)     (4,745)     (4,405)
       Accrued incentive fee                --          --        (147,477)
                                        ----------  ----------  ----------
     Net cash provided by operating
      activities                         5,127,000   4,755,596   1,032,062
                                        ----------  ----------  ----------
     CASH FLOWS FROM
      FINANCING ACTIVITIES
     Increase (decrease) in redemptions
      payable                           (1,383,403)    487,304     385,389
     Decrease in minority interest         (64,942)    (10,711)   (122,511)
     Redemptions of Units               (3,823,672) (7,828,381) (4,551,511)
                                        ----------  ----------  ----------
     Net cash used for financing
      activities                        (5,272,017) (7,351,788) (4,288,633)
                                        ----------  ----------  ----------
     Net decrease in cash                 (145,017) (2,596,192) (3,256,571)
     Balance at beginning of period      3,417,831   6,014,023   9,270,594
                                        ----------  ----------  ----------
     Balance at end of period            3,272,814   3,417,831   6,014,023
                                        ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

Dean Witter Principal Plus Fund L.P.

Consolidated Schedule of Investments

December 31, 2001

Partnership Net Assets: $37,312,312

                                                                           Net
                                                  Long        Short    Unrealized  Percentage of # of Contracts/
Futures and Forward Contracts:                 Gain/(Loss) Gain/(Loss) Gain/(Loss)  Net Assets   Notional Amounts
------------------------------                 ----------- ----------- ----------- ------------- ----------------
                                                    $           $           $            %
Foreign currency                                 167,119      40,797     207,916        0.56        2,210,099
Interest Rate                                     67,449      84,199     151,648        0.41              287
Commodity                                        (75,843)     13,710     (62,133)      (0.17)             223
Equity                                            54,000       5,524      59,524        0.16               61
                                                 -------     -------     -------       -----
   Grand Total:                                  212,725     144,230     356,955        0.96
                                                 =======     =======                   =====
   Unrealized Currency Gain                                               18,113
                                                                         -------
   Total Net Unrealized Gain per Statement of
     Financial Condition                                                 375,068
                                                                         =======

The accompanying notes are an integral part of these consolidated financial statements.

Dean Witter Principal Plus Fund L.P.

Notes to Consolidated Financial Statements


1. Summary of Significant Accounting Policies

Organization--Dean Witter Principal Plus Fund L.P. (the "Partnership") is a limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts and forward contracts on physical commodities and other commodity interests (collectively, "futures interests").

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

The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS&Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. The trading manager to the Partnership is RXR Inc. (the "Trading Manager").

Effective April 2, 2001, Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc.

Effective June 1, 2001, SSARIS Advisors, LLC ("SSARIS"), acquired the assets of RXR. State Street Global Alliance, LLC has taken a 60% ownership in SSARIS and RXR owns the remaining 40% interest and manages the day-to-day business and operations of SSARIS. SSARIS acquired RXR's trading program, and there was no change of strategy. Demeter does not believe the change of ownership impacts the Partnership's trading.

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the Limited Partners based upon their proportional ownership interests.

Use of Estimates--The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to

Dean Witter Principal Plus Fund L.P.

make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Actual results could differ from those estimates.

Principles of Consolidation--The consolidated financial statements include the accounts of the Partnership and the Trading Company. All intercompany balances have been eliminated.

The ownership by Demeter in the Trading Company represents a minority interest in the Partnership. Demeter's share of the Trading Company's profits and losses are deducted from consolidated results of operations.

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

The following information pertains to the Yield Pool at December 31, 2001 and 2000:

                                                             2001       2000
                                                          ---------- ----------
                                                              $          $
Year to Date Accreted Interest Income                      1,890,702  2,108,883
Cost of Yield Pool at year-end                            23,609,129 27,062,738
Accreted Interest Receivable at year-end                   9,304,168  8,593,114
Market Value of Yield Pool at year-end                    34,543,736 36,341,317

Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profit (loss) on open contracts from one period to the next in the consolidated statements of operations.

Monthly, Morgan Stanley DW pays interest income on 90% of the Trading Company's average daily Net Assets as defined in the Limited Partnership Agreement for the month at a prevailing rate on U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies due the Trading Company on futures interests, but not actually received.

Dean Witter Principal Plus Fund L.P.

Net Income (Loss) per Unit--Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

Condensed Schedule of Investments--In March 2001, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-1, "Amendment to the Scope of Statement of Position 95-2, Financial Reporting by Nonpublic Investment Partnerships, to Include Commodity Pools" effective for fiscal years ending after December 15, 2001. Accordingly, commodity pools are now required to include a condensed schedule of investments identifying those investments which constitute more than 5% of Net Assets, taking long and short positions into account separately.

Equity in Futures Interests Trading Accounts--The Partnership's asset "Equity in futures interests trading accounts," reflected in the consolidated statements of financial condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co. and MSIL to be used as margin for trading; (B) net unrealized gains or losses on open contracts which are valued at market, and calculated as the difference between original contract value and market value, and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.

The Partnership, in the normal course of business, enters into various contracts with MS&Co. and MSIL acting as its commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading results in unrealized gains or losses, the amounts are offset and reported on a net basis on the Partnership's consolidated statements of financial condition.

The Partnership has offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under terms of the master netting agreement with MS&Co., the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

Brokerage Fees and Related Transaction Fees and Costs-- The monthly brokerage fee is equal to 1/3 of 1% per month (a 4% annual rate) of the Partnership's adjusted month-end Net Assets. Transaction fees and costs are accrued on a half-turn basis. In 2001, 2000, and 1999, the brokerage fees charged were the equivalent of a roundturn commission charge of approximately $138, $157, and $124, respectively per contract traded.

Operating Expenses--The Partnership bears all operating expenses related to its trading activities. These include filing fees, clerical, administrative, auditing, accounting, mailing,

Dean Witter Principal Plus Fund L.P.

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

During 2001, 2000, and 1999, the Partnership sold securities in the Yield Pool in order to fund redemptions as detailed below:

                                              2001      2000      1999
                                           ---------- --------- ---------
                                               $         $         $
      Cost of Securities Sold               3,453,609 5,352,371 1,927,054
      Interest Accreted on Securities Sold  1,179,649 1,468,197   610,556
      Proceeds from Sale of Securities      4,775,331 6,700,824 3,549,406

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

The Trading Company may terminate operations if its Net Assets decline to 5% or less of consolidated Partnership Net Assets, and will terminate operations if its Net Assets decline to less than 3% of consolidated Partnership Net Assets. At December 31, 2001 and 2000, the Trading Company had Net Assets of $3,341,255 and $4,941,558 respectively, which represented 9% and 12% respectively, of the consolidated Partnership's Net Assets at the respective dates. If the operations of the Trading Company ceased, the remaining Net Assets would be returned to the Partnership and held until the end of the Guarantee Period, when they would be distributed to the Limited Partners.

2. Related Party Transactions

The Trading Company pays a monthly brokerage fee to Morgan Stanley DW as described in Note 1. The Partnership's and Trading Company's cash is on deposit with Morgan

Dean Witter Principal Plus Fund L.P.

Stanley DW, MS&Co., and MSIL in futures interests trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds as described in Note 1. The Yield Pool is on deposit with Morgan Stanley DW in a customer security account. Pursuant to the Limited Partnership Agreement, Demeter initially invested $200,000 of General Partnership Interest in the Trading Company.

3. Trading Manager

Compensation to RXR as trading manager consists of a management fee and an incentive fee as follows:

Management Fee--The Partnership pays a monthly management fee equal to 1/12 of 1% per month (a 1% annual rate) of the Partnership's adjusted Net Assets, as defined in the Limited Partnership Agreement, as of the last day of each month.

Incentive Fee--The Partnership will pay an annual incentive fee to RXR equal to 15% of the "New Appreciation", as defined in the Limited Partnership Agreement, of the Trading Company's Net Assets as of the end of each annual incentive period ending December 31. Such incentive fee is accrued in each month in which New Appreciation occurs. In those months in which New Appreciation is negative, previous accruals, if any, during the incentive period are reduced.

4. Financial Instruments

The Partnership trades futures contracts, options on futures contracts and forward contracts on physical commodities and other commodity interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)One or more underlying notional amounts or payment provisions;

2)Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;

3)Terms require or permit net settlement.

Dean Witter Principal Plus Fund L.P.

Generally derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts at December 31, reported as a component of "Equity in futures interests trading accounts" on the consolidated statements of financial condition, and their longest contract maturities were as follows:

           Net Unrealized Gains/(Losses)
                 on Open Contracts        Longest Maturities
           ----------------------------- ---------------------
                       Off-                           Off-
           Exchange- Exchange-           Exchange-  Exchange-
   Year     Traded    Traded     Total    Traded     Traded
----       --------- --------- --------- ---------- ---------
               $         $         $
2001         361,492   13,576    375,068 March 2002 March 2002
2000       1,650,388  (20,424) 1,629,964 June 2001  March 2001

The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's consolidated statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS&Co., and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co. and MSIL, each as a futures commission merchant for all of the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled option contracts including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled option contracts, which funds, in the aggregate, totaled $3,634,306 and $5,068,219 at December 31, 2001 and 2000,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

Dean Witter Principal Plus Fund L.P.

Notes to Consolidated Financial Statements--(Concluded)


5. Financial Highlights

                                                              PER UNIT
                                                              ---------
       NET ASSET VALUE, JANUARY 1, 2001:                      $1,941.87
                                                              ---------
       NET OPERATING RESULTS:
         Realized Profit                                         103.44
         Unrealized Loss                                         (66.17)
         Interest Income                                         106.88
         Change in Value of the Yield Pool                        46.22
         Expenses                                               (105.97)
                                                              ---------
         Income before Minority Interest                          84.40
         Add: Minority Interest                                    3.42
                                                              ---------
         Net Income                                               87.82
       Less: Change in excess of market value over amortized
        cost of Zero-Coupon U.S. Treasury Securities              46.22
                                                              ---------
       Net Income Allocated to Partners for Tax and Net Asset
        Valuation                                                 41.60
                                                              =========
       NET ASSET VALUE, DECEMBER 31, 2001:                    $1,983.47
                                                              =========
         Expense Ratio                                             5.5%
         Net Income Ratio                                          4.5%

       TOTAL RETURN                                                2.1%

6. Legal Matters

In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Annual Report for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

7. Subsequent Event

On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. Such preliminary award, however, is subject to a court hearing scheduled on April 10, 2002 and is entirely contingent on the court's final approval. Any amount ultimately received will be accounted for in the period received, for the benefit of the limited partners at the date of receipt.

[LOGO] Morgan Stanley                                              PRESORTED
c/o Morgan Stanley Trust Company,                              FIRST CLASS MAIL
Attention: Managed Futures, 7th Floor,                           U.S. POSTAGE
Harborside Financial Center, Plaza Two                               PAID
Jersey City, NJ 07311-3977                                        PERMIT #374
                                                                 LANCASTER, PA
ADDRESS SERVICE REQUESTED

[LOGO] printed on recycled paper