Form 10-Q
period 2002-03-31
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 2002-05-14
CIK 854915

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


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

	DEAN WITTER PRINCIPAL PLUS FUND L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2002




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Consolidated Statements of Financial Condition as of March
		31, 2002 (Unaudited) and December 31, 2001..................2

		Consolidated Statements of Operations for the Quarters
		Ended March 31, 2002 and 2001 (Unaudited).................. 3

		Consolidated Statements of Changes in Partners' Capital
	  for the Quarters Ended 	March 31, 2002 and 2001 (Unaudited)..4

		Consolidated Statements of Cash Flows for the Quarters
		Ended March 31, 2002 and 2001 (Unaudited) ..................5

		Notes to Consolidated Financial Statements (Unaudited)...6-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations........12-17

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk..........................................17-31

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.......................................32

Item 6.	Exhibits and Reports on Form 8-K.....................32-33














PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	                      March 31,	     December 31,
                                    2002      	    2001
	                       $	    $
	                      (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	3,098,252	3,272,814

	Net unrealized gain (loss) on open contracts (MSIL)	4,105	(47,990)
	Net unrealized gain (loss) on open contracts (MS & Co.)	   (158,318)	     423,058

	     Total net unrealized gain (loss) on open contracts	   (154,213)	     375,068

	     Total Trading Equity	2,944,039	  3,647,882

	Investment in Zero-Coupon U.S. Treasury Securities	32,936,818	32,913,297
	Unrealized gain on Zero-Coupon U.S. Treasury Securities	1,196,488	1,630,439
	Interest receivable (Morgan Stanley DW)	         4,094	         5,211

	     Total Assets	37,081,439	38,196,829

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	633,533	445,453
	Accrued administrative expenses	175,520	164,965
	Accrued brokerage fees (Morgan Stanley DW)	119,031	121,338
	Accrued management fees	      29,758	      30,334

	     Total Liabilities	    957,842	    762,090

Minority Interest	      86,650	    122,427

Partners' Capital
	Limited Partners (17,400.439 and 17,681.656 Units, respectively)	35,490,455	36,673,490
	General Partner (267.937 and 308 Units, respectively)	     546,492	    638,822

	Total Partners' Capital	36,036,947	37,312,312

	     Total Liabilities and Partners' Capital	37,081,439	38,196,829

Total Partners' Capital	36,036,947	37,312,312
Less: Excess of market value over amortized
   cost of Zero-Coupon U.S. Treasury Securities	  1,196,488	  1,630,439
NET ASSETS PER LIMITED PARTNERSHIP AGREEMENT	34,840,459	35,681,873
NET ASSET VALUE PER UNIT	   1,971.91	    1,983.47

	The accompanying notes are an integral part of these consolidated financial statements.

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	     For the Quarters Ended March 31,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	302,258	1,166,926
		Net change in unrealized	(529,281)	  (1,666,502)

		  Total Trading Results 	(227,023)	(499,576)

	Interest Income	467,190	543,290
	Change in value of Yield Pool	(433,951)	   505,833

		  Total  	(193,784)	549,547

EXPENSES

	Brokerage fees (Morgan Stanley DW)	357,046	387,494
	Management fees	89,261	96,873
	Administrative expenses	24,000	24,000
	Transaction fees and costs	     13,518	  14,679

		  Total	   483,825	523,046

INCOME (LOSS) BEFORE MINORITY INTEREST	(677,609)	26,501

Less:  Minority interest	   (35,777)	  (47,140)

NET INCOME (LOSS)	 (641,832)	   73,641

NET INCOME (LOSS) ALLOCATION
		Limited Partners	(628,502)	71,885
		General Partner	(13,330)	1,756

NET INCOME (LOSS)	(641,832)	73,641
Less:  Change in excess of market value over
	amortized cost of Zero-Coupon U.S. Treasury Securities	 (433,951)	  505,833

NET LOSS ALLOCATED TO PARTNERS
  FOR TAX AND NET ASSET VALUATION	 (207,881)	  (432,192)

Net Loss Allocation for Tax and Net Asset Valuation
		Limited Partners	(204,729)	(425,302)
		General Partner	(3,152)	(6,890)
Net Loss Per Unit for Tax and Net Asset Valuation
		Limited Partners	(11.56)	(21.64)
		General Partner	(11.56)	(21.64)

	The accompanying notes are an integral part
</table>	of these consolidated financial statements.

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2002 and 2001
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
	December 31, 2000	19,972.981	38,861,681	608,666	39,470,347

Net Income	      -      	71,885	1,756	73,641

Redemptions	  (652.488)	 (1,252,926)	      -      	 (1,252,926)

Partners' Capital,
	March 31, 2001	19,320.493	37,680,640	610,422	38,291,062





Partners' Capital,
	December 31, 2001	17,989.656	36,673,490	638,822	37,312,312

Net Loss	-	(628,502)	(13,330)	(641,832)

Redemptions	    (321.280)	  (554,533)	(79,000)	  (633,533)

Partners' Capital,
	March 31, 2002	17,668.376	35,490,455	546,492	36,036,947













The accompanying notes are an integral part of these consolidated financial statements.


	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2002     	      2001
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(641,832)	73,641
Noncash item included in net income (loss):
		Net change in unrealized	529,281	1,666,502
		Change in value of Yield Pool	433,951	(505,833)

(Increase) decrease in operating assets:
		Investment in Zero-Coupon U.S. Treasury Securities	(23,521)	1,106,563
		Interest receivable (Morgan Stanley DW)	1,117	5,411
		Net option premiums	-	(428,150)

Increase (decrease) in operating liabilities:
		Accrued administrative expenses	10,555	24,000
		Accrued brokerage fees (Morgan Stanley DW)	(2,307)	(7,726)
		Accrued management fees	     (576)	      (1,931)

Net cash provided by operating activities	306,668	1,932,477


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	188,080	(575,930)
Decrease in minority interest	(35,777)	(47,140)
Redemptions of Units	(633,533)	(1,252,926)

Net cash used for financing activities	(481,230)	(1,875,996)

Net increase (decrease) in cash	(174,562)	56,481

Balance at beginning of period	3,272,814	3,417,831

Balance at end of period	3,098,252	3,474,312




	The accompanying notes are an integral part of these consolidated financial statements.

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

(Unaudited)

The unaudited consolidated financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Principal Plus Fund L.P. (the "Partnership"). The consolidated financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2001 Annual Report on Form 10-K.

1.  Organization
Dean Witter Principal Plus Fund L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities, and other commodity interests.

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. The trading manager to the Partnership is RXR, Inc. (the "Trading Manager").

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Revenue Recognition
The Yield Pool is valued at cost plus accreted interest with the accumulated unrealized gain on the Zero-Coupon U.S. Treasury Securities separately disclosed. The year-to-date change in the Yield Pool's market value is reflected in the consolidated statements of operations. The consolidated statements of financial condition and the consolidated statements of operations have been reconciled to reflect net assets, net asset value per unit and net income (loss) in accordance with the terms of the Limited Partnership Agreement. For the quarter ended March 31, 2002, $454,679 of interest income has been accreted on the Yield Pool. At March 31, 2002, the cost of the Yield Pool was $23,299,998 and the accreted interest receivable thereon was $9,636,820. The market value of the Yield Pool on March 31, 2002, was $34,133,306.

3.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS &
Co., and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest in these funds based on a prevailing rate on U.S.
Treasury bills.  The Partnership pays brokerage fees to Morgan
Stanley DW.

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

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Generally derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the consolidated statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses)
	  on Open Contracts	Longest Maturities
		  Off-			  Off-
	Exchange-	Exchange-		Exchange-    Exchange-
Date	 Traded 	 Traded 	Total	 Traded 	 Traded
	   $	   $	  $
Mar. 31, 2002	(125,102)	(29,111)	(154,213)	Sept. 2002	Jun. 2002
Dec. 31, 2001	361,492	13,576	375,068	Mar. 2002	Mar. 2002

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's consolidated statements of financial condition.

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $2,973,150 and $3,634,306 at March 31, 2002 and December 31, 2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	    CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for the Trading Manager, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Capital Resources - The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount and therefore, the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2002
For the quarter ended March 31, 2002, the Partnership recorded total trading losses, net of interest income and change in value of the Yield Pool, of $193,784 and posted a decrease in net asset value per Unit. The most significant losses of approximately 0.6% were recorded in the currency markets primarily during late February and early March from short positions in the Japanese yen as its value strengthened relative to the U.S. dollar and Swiss franc amid a rally in Japanese stock prices and a repatriation of assets back to Japan. As a result of this strengthening, new long yen positions were established only to experience additional losses as the yen's value reversed lower on expectations that the repatriation of assets will be ending ahead of the Japanese fiscal year-end. Additional losses of approximately 0.3% were recorded in the global interest rate futures markets during March from long U.S. interest rate futures positions as prices reversed lower early in the month amid rising interest rates and signs that the U.S. economy could be improving. A portion of the Partnership's overall losses was offset by gains of approximately 0.2% recorded in the energy markets during March from long positions in crude oil futures as prices trended higher amid escalating tensions in the Middle East and supply/demand factors. Total expenses for the three months ended March 31, 2002 were $483,825, resulting in a loss before minority interest of $677,609. The minority interest in such loss was $35,777, resulting in a net loss of $641,832 for the Partnership. The net asset value of a Unit decreased from $1,983.47 at December 31, 2001 to $1,971.91 at March 31, 2002.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading revenues, including interest income and change in value of the Yield Pool, of $549,547 and, after expenses and reduction to net income for the change in excess market value over amortized cost of Zero-Coupon U.S. Treasury Securities, posted a decrease in net asset value per Unit. The most significant losses of approximately 3.4% were recorded primarily during February and March in the global stock index futures markets from long positions in S&P 500 Index futures as global stock prices declined on worries that the U.S. economic slowdown will ignite a global downturn. In the energy markets, losses of approximately 0.2% were experienced primarily during January from long positions in natural gas futures as prices reversed their sharp upward trend amid bearish inventory data and moderate weather. In the agricultural markets, losses of approximately 0.1% were recorded primarily during February from short positions in soybean oil futures as prices increased on technically-based factors. These losses were partially offset by gains of approximately 1.6% recorded primarily during January in the global interest rate futures markets from long positions in eurodollar futures as prices moved higher due to a surprise interest rate cut by the U.S. Federal Reserve on January 3 and the subsequent anticipation of an additional interest rate cut by the U.S. Federal Reserve later in January. In soft commodities, gains of approximately 0.5% were recorded throughout a majority of the quarter from short cotton futures positions as prices moved lower on weak export sales and low demand. In the currency markets, gains of approximately 0.5% were recorded primarily during March from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on continuing concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Additional profits were recorded from short positions in the Singapore dollar as its value weakened versus the U.S. dollar on the heels of the declining Japanese yen. Total expenses for the three months ended March 31, 2001 were $523,046, resulting in income before minority interest of $26,501. The minority interest in trading losses experienced outside the Yield Pool was $47,140, resulting in net income of $73,641 for the Partnership. The net asset value of a Unit decreased from $1,941.87 at December 31, 2000 to $1,920.23 at March 31, 2001.

Item 3. 	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

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

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership accounts for open positions on the basis of mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2002 and 2001. At March 31, 2002 and 2001, the Partnership's total capitalization was approximately $36 million and $37 million, respectively.

	Primary Market          March 31, 2002	   March 31, 2001
     Risk Category	  	     Value at Risk	    Value at Risk

     Equity		(1.00)%	  	  (0.04)%
     Interest Rate		(0.30)	  	  (0.73)
     Currency		(0.15)	  	  (0.27)
     Commodity		(0.13)	  	  (0.17)
     Aggregate Value at Risk		(1.09)%	  	  (0.79)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at March 31, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2001 through March 31, 2002.

Primary Market Risk Category        High      Low      Average
Equity	(1.03)%	(0.59)%	(0.91)%
Interest Rate	(0.69)	(0.18)	(0.41)
Currency	(0.36)	(0.12)	(0.23)
Commodity	(0.16)	(0.09)	(0.13)
Aggregate Value at Risk	(1.30)%	(0.73)%	(1.02)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2002 and 2001, and for the end of the four quarterly reporting periods from April 1, 2001 through March 31, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At March 31, 2002 the Partnership's cash balance at Morgan Stanley DW was approximately 4% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

The Partnership also has non-trading risk on the Zero-Coupon U.S. Treasury Securities it holds to support the guaranteed net asset value per Unit at the Guaranteed Redemption Date of August 31, 2003. The fair value of these securities is subject to interest rate risk.

For non-trading securities, the Partnership measures its market risk using sensitivity analysis. The sensitivity analysis estimates the potential change in fair value based on a hypothetical 10% change in interest rates. Based on the current valuation of the Partnership's Zero-Coupon U.S. Treasury Securities, such a change in interest rates will cause an approximately 5.86% decline in their fair value. Such a change will not have a material effect on the net asset value per Unit.

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

The following was the primary trading risk exposures of the Partnership at March 31, 2002 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The primary market exposure of the Partnership at March 31, 2002 was to the global stock index sector. The primary exposure was to equity price risk in the G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2002, the Partnership's primary exposures were to the S&P 500 (U.S.) and Nikkei (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Interest Rate. The second largest market exposure at March 31, 2002 was to the global interest rate complex. Exposure was primarily spread across the U.S. and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The Partnership's currency exposure at March 31, 2002 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2002, the Partnership's major exposures were to the euro and Japanese currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future.

The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based
Partnership in expressing VaR in a functional currency other than U.S. dollars.

Commodity
Energy. At March 31, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals.  At March 31, 2002, the
Partnership had exposure to the livestock and corn markets.
Supply and demand inequalities, severe weather disruption, and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at March 31, 2002 was to fluctuations in the price of base metals, such as copper and nickel. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Manager has, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following were the only non-trading risk exposures of the Partnership at March 31, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at March 31, 2002 were in Swiss francs and Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Zero-Coupons U.S. Treasury Securities
It is the Partnership's intention to hold the Zero-Coupon
U.S. Treasury Securities until their August 15, 2003 maturity date except as needed to fund quarterly redemptions. Consequently, the period to period interest rate risk these securities are subject to is not considered material.

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

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash and Zero-Coupon U.S. Treasury Securities. Cash and Zero-Coupon U.S. Treasury Securities are the only
Partnership investments directed by Demeter, rather than the Trading Manager.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Amended and Restated Limited Partnership Agreement of the
Partnership, dated as of August 29, 1995, is incorporated
by reference to Exhibit 3.01 and Exhibit 3.02 of the Partnership's Registration Statement (File No. 33-95414)
on Form S-1.
10.01	Amended and Restated Management Agreement among the
Partnership, Demeter and RXR, Inc., dated as of December
29, 1995, is incorporated by reference to Exhibit 10.02
of the Partnership's Registration Statement (File No.
33-95414) on Form S-1.
10.02	Amended and Restated Management Agreement between the
Partnership and Dean Witter Reynolds Inc., dated as of
December 29, 1995, is incorporated by reference to
Exhibit 10.01 of the Partnership's Registration Statement
(File No. 33-95414) on Form S-1.
10.03	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of June 22,
2000, is incorporated by reference to Exhibit 10.01 of
the Partnership's Form 8-K (File No. 0-18314) filed with
the Securities and Exchange Commission on November 13,
2001.
10.04	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of May 1, 2000, is incorporated by
reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-18314) with the Securities and Exchange
Commission on November 13, 2001.
10.05	Customer Agreement between the Partnership and MS & Co.,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File No.
0-18314) filed with the Securities and Exchange
Commission on November 13, 2001.

10.06	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is
incorporated by reference to Exhibit 10.05 of the
Partnership's Form 8-K (File No. 0-18314) filed with the
Securities and Exchange Commission on November 13, 2001.
10.07	Securities Account Control Agreement among the
Partnership, MS & Co. and Morgan Stanley DW dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-18314) filed with the Securities and Exchange Commission on November 13, 2001.

(B)	Reports on Form 8-K - None.

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




                        Dean Witter Principal Plus Fund L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 14, 2002            By:   /s/Raymond E. Koch
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.