Form 10-Q
period 2002-06-30
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 2002-08-14
CIK 854915

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002 or

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

Registrant's telephone number, including area code (201) 209-8400




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


	DEAN WITTER PRINCIPAL PLUS FUND L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2002



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Consolidated Statements of Financial Condition as of June
	30, 2002 (Unaudited) and December 31, 2001....................2

	Consolidated Statements of Operations for the Quarters
	Ended June 30, 2002 and 2001 (Unaudited)......................3

	Consolidated Statements of Operations for the Six Months
	Ended June 30, 2002 and 2001 (Unaudited)......................4

	Consolidated Statements of Changes in Partners' Capital for the Six Months Ended June 30, 2002 and 2001 (Unaudited)...5

	Consolidated Statements of Cash Flows for the Six Months
	Ended June 30, 2002 and 2001 (Unaudited) .....................6

	Notes to Consolidated Financial Statements (Unaudited).....7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations........13-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk..........................................23-36


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.......................................37

Item 6.	Exhibits and Reports on Form 8-K.....................37-38





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	                      June 30,	     December 31,
                                   2002      	    2001
	                       $	    $
	                      (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	2,145,666	3,272,814

	Net unrealized gain on open contracts (MS & Co.)	1,114,913	423,058
	Net unrealized loss on open contracts (MSIL)	    (32,068)	     (47,990)

	Total net unrealized gain on open contracts	1,082,845	     375,068
	Net option premiums	  (459,275)	         -

	     Total Trading Equity	2,769,236	  3,647,882

Investment in zero-coupon U.S. Treasury Securities	32,767,980	32,913,297
Unrealized gain on zero-coupon U.S. Treasury Securities	1,379,548	1,630,439
Interest receivable (Morgan Stanley DW)	         2,924	         5,211

	     Total Assets	36,919,688	38,196,829

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	702,010	445,453
	Accrued brokerage fees (Morgan Stanley DW)	118,077	121,338
	Accrued administrative expenses	117,149	164,965
	Accrued management fees  	      29,519	      30,334

	     Total Liabilities	    966,755	    762,090

Minority Interest	      80,066	    122,427

Partners' Capital
	Limited Partners (17,068.105 and 17,681.656 Units, respectively)	35,359,390	36,673,490
	General Partner (247.857 and 308 Units, respectively)	    513,477	    638,822

	Total Partners' Capital	35,872,867	37,312,312

	     Total Liabilities and Partners' Capital	36,919,688	38,196,829

Total Partners' Capital	35,872,867	37,312,312

Less: Excess of market value over amortized
   cost of zero-coupon U.S. Treasury Securities	  1,379,548	  1,630,439

NET ASSETS PER LIMITED PARTNERSHIP AGREEMENT	34,493,319	35,681,873
NET ASSET VALUE PER UNIT	   1,992.00	    1,983.47

	The accompanying notes are an integral part of these consolidated financial statements.

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	     For the Quarters Ended June 30,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	(887,634)	(9,840)
		Net change in unrealized	1,237,058	  (129,955)

		  Total Trading Results 	349,424	(139,795)

	Interest income	467,094	506,959
	Change in value of Yield Pool	  183,060	  (205,135)

		  Total  	  999,578	   162,029

EXPENSES

	Brokerage fees (Morgan Stanley DW)	349,906	374,373
	Management fees	87,477	93,594
	Administrative expenses	16,000	25,000
	Transaction fees and costs	   14,848	    13,868

		  Total	468,231	  506,835

INCOME (LOSS) BEFORE MINORITY INTEREST	531,347	(344,806)

Less:  Minority interest	   (6,583)	   (31,397)

NET INCOME (LOSS)	 537,930	 (313,409)

NET INCOME (LOSS) ALLOCATION
		Limited Partners	530,945	(308,950)
		General Partner	      6,985	    (4,459)

NET INCOME (LOSS)	537,930	(313,409)
Less:  Change in excess of market value over
	amortized cost of zero-coupon U.S. Treasury Securities	  183,060	  (205,135)

NET INCOME (LOSS) ALLOCATED TO PARTNERS
  FOR TAX AND NET ASSET VALUATION	  354,870	 (108,274)

Net Income (Loss) Allocation for Tax and Net Asset
  Valuation
		Limited Partners	349,790	(106,489)
		General Partner	5,080	(1,785)
Net Income (Loss) Per Unit for Tax and Net Asset
  Valuation
		Limited Partners	20.09	(5.61)
		General Partner	20.09	(5.61)

The accompanying notes are an integral part of these consolidated financial statements.

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

<caption>	     For the Six Months Ended June 30,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	(585,376)	1,157,086
		Net change in unrealized	   707,777	(1,796,457)

		  Total Trading Results 	122,401	(639,371)

	Interest income	934,284	1,050,249
	Change in value of Yield Pool	  (250,891)	   300,698

		  Total  	   805,794	   711,576

EXPENSES

	Brokerage fees (Morgan Stanley DW)	706,952	761,867
	Management fees	176,738	190,467
	Administrative expenses	40,000	49,000
	Transaction fees and costs	    28,366	     28,547

		  Total	  952,056	1,029,881

LOSS BEFORE MINORITY INTEREST	(146,262)	(318,305)

Less:  Minority interest	   (42,360)	    (78,537)

NET LOSS	 (103,902)	  (239,768)

NET LOSS ALLOCATION
		Limited Partners	(97,557)	(237,065)
		General Partner	    (6,345)	     (2,703)

NET LOSS	(103,902)	(239,768)
Less:  Change in excess of market value over
	amortized cost of zero-coupon U.S. Treasury Securities	 (250,891)	   300,698

NET INCOME (LOSS) ALLOCATED TO PARTNERS
  FOR TAX AND NET ASSET VALUATION	  146,989	  (540,466)

Net Income (Loss) Allocation for Tax and Net Asset
  Valuation
		Limited Partners	145,061	(531,791)
		General Partner	1,928	(8,675)
Net Income (Loss) Per Unit for Tax and Net Asset
  Valuation
		Limited Partners	8.53	(27.25)
		General Partner	8.53	(27.25)

	The accompanying notes are an integral part of these consolidated financial statements.

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2002 and 2001
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
	December 31, 2000	19,972.981	38,861,681	608,666	39,470,347

Net Loss	      -      	(237,065)	(2,703)	(239,768)

Redemptions	  (1,291.507)	 (2,476,405)	      -      	 (2,476,405)

Partners' Capital,
	June 30, 2001	 18,681.474	36,148,211	605,963	36,754,174





Partners' Capital,
	December 31, 2001	17,989.656	36,673,490	638,822	37,312,312

Net Loss	-	(97,557)	(6,345)	(103,902)

Redemptions	    (673.694)	 (1,216,543)	(119,000)	 (1,335,543)

Partners' Capital,
	June 30, 2002	17,315.962	35,359,390	513,477	35,872,867
















The accompanying notes are an integral part of these consolidated financial statements.

DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2002     	      2001
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(103,902)	(239,768)
Noncash item included in net loss:
		Net change in unrealized	(707,777)	1,796,457
		Change in value of Yield Pool	250,891	(300,698)

Decrease in operating assets:
		Net option premiums	459,275	366,110
		Investment in zero-coupon U.S. Treasury Securities	145,317	1,748,031
		Interest receivable (Morgan Stanley DW)	2,287	11,156

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	(3,261)	(12,388)
		Accrued administrative expenses	(47,816)	42,459
		Accrued management fees	           (815)	      (3,097)

Net cash provided by (used for) operating activities	        (5,801)	3,408,262


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	256,557	(605,377)
Decrease in minority interest	(42,361)	(78,538)
Redemptions of Units	 (1,335,543)	(2,476,405)

Net cash used for financing activities	 (1,121,347)	(3,160,320)

Net increase (decrease) in cash	(1,127,148)	247,942

Balance at beginning of period	  3,272,814	3,417,831

Balance at end of period	  2,145,666	3,665,773







	The accompanying notes are an integral part of these consolidated financial statements.

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

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

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley.
The trading manager to the Partnership is RXR, Inc. (the "Trading
Manager").

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effective June 20, 2002 Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.

2.  Revenue Recognition
The zero-coupon United States Treasury Securities ("the Yield Pool") are valued at cost plus accreted interest with the accumulated unrealized gain on the zero-coupon U.S. Treasury Securities separately disclosed. The year-to-date change in the Yield Pool's market value is reflected in the consolidated statements of operations. The consolidated statements of financial condition and the consolidated statements of operations have been reconciled to reflect net assets, net asset value per unit and net income (loss) in accordance with the terms of the Limited Partnership Agreement. For the quarter ended June 30, 2002, $457,707 of interest income has been accreted on the Yield Pool. At June 30, 2002, the cost of the Yield Pool was $22,856,975 and the accreted interest receivable thereon was $9,911,005. The market value of the Yield Pool on June 30, 2002 was $34,147,528.

3.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS &
Co., and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133,

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

"Accounting for Derivative Instruments and Hedging Activities"
("SFAS No. 133").  SFAS No. 133 defines a derivative as a
financial instrument or other contract that has all three of the following characteristics:
1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the consolidated statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains
	  on Open Contracts	Longest Maturities
		  Off-			  Off-
	Exchange-	Exchange-		Exchange-    Exchange-
Date	 Traded 	 Traded 	Total	 Traded 	 Traded
	   $	   $	  $
Jun. 30, 2002	1,045,535	37,310	1,082,845	Dec. 2002	Sept. 2002
Dec. 31, 2001	361,492	13,576	375,068	Mar. 2002	Mar. 2002

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's consolidated statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $3,191,201 and $3,634,306 at June 30, 2002 and December 31, 2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated.
With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure to off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

There are no material trends, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

The Partnership has never had illiquidity affect a material portion of its assets.

The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership's liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Capital Resources - The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount and therefore, the impact of future redemptions of Units.

There are no known material trends, favorable or unfavorable, nor any expected material changes to the Partnership's capital resource arrangements at the present time.

Results of Operations
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis. Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Six Months Ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income and change in value of the Yield Pool, of $999,578 and posted an increase in net asset value per Unit. The most significant gains of approximately 2.1% were recorded in the global interest rate futures markets from long positions in U.S. interest rate futures as prices trended higher following continued weakness in equity markets, geopolitical concerns and uncertainty surrounding a global economic recovery. Additional gains of approximately 1.5% were recorded in the currency markets primarily during May and June from previously established long positions in the euro and Swiss franc, relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak economic data. A portion of the Partnership's overall gains was offset by losses of approximately 2.1% recorded in the global stock index futures market primarily from long positions in U.S. stock index futures as equity prices declined throughout the quarter. Total expenses for the three months ended June 30, 2002 were $468,231, resulting in income before minority interest of $531,347. The minority interest in such income was $6,583, resulting in net income of $537,930 for the Partnership. After reducing net income for the change in excess market value over amortized cost of zero-coupon U.S. Treasury Securities, the net asset value of a Unit increased from $1,971.91 at March 31, 2002 to $1,992.00 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income and change in value of the Yield Pool, of $805,794 and posted an increase in net asset value per Unit. The most significant gains of approximately 1.8% were recorded in global interest rate futures markets primarily during June from long positions in U.S. interest rate futures as prices trended higher following weakness in equity markets, geopolitical concerns and uncertainty
surrounding a global economic recovery.   Additional gains of
approximately 0.9% were recorded in the currency markets primarily during May and June from previously established long positions in the euro and Swiss franc relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling equity prices, concerns regarding corporate
accounting integrity and weak economic data.   A portion of the
Partnership's overall gains for the first six months was offset by losses of approximately 2.1% in global stock index futures, primarily from long positions in the S&P 500 Index futures as prices declined throughout a majority of the year. Total expenses for the six months ended June 30, 2002 were $952,056, resulting in a loss before minority interest of $146,262. The minority interest in such loss was $42,360, resulting in a net loss of $103,902 for the Partnership. After reducing the net loss for the change in excess of market value over amortized cost of zero-coupon U.S. Treasury Securities, the net asset value of a Unit increased from $1,983.47 at December 31, 2001 to $1,992.00 at June 30, 2002.

For the Quarter and Six Months Ended June 30, 2001
For the quarter ended June 30, 2001, the Partnership recorded total trading revenues, including interest income and change in value of the Yield Pool, of $162,029 and, after expenses and reducing the net loss for the change in excess of market value over amortized cost of zero-coupon U.S. Treasury Securities, posted a decrease in net asset value per Unit. The most significant losses of approximately 1.6% were experienced primarily during April in the global interest rate futures markets as a portion of previously recorded profits was given back from long positions in U.S. and European interest rate futures as prices reversed sharply downward, after trending higher earlier this year, as investors deserted fixed income securities in an asset shift to equities. Losses were also recorded during June from short positions in U.S. interest rate futures as prices moved higher in a flurry of flight-to-quality buying spawned by Middle East instability on June 22nd and in anticipation of the Federal Reserve interest rate cut in late June. Additional losses were recorded during the third week of

June from short positions in German interest rate futures as prices increased following a drop in German business confidence data and signs that inflation may have peaked in that region, which reinforced the prospects of European interest rate cuts.
In the currency markets, losses of approximately 0.3% were recorded throughout a majority of the quarter from cross-rate positions in the Australian dollar, Swiss franc and euro versus the Japanese yen. In the energy markets, losses of approximately 0.2% were recorded early in April from short futures positions in crude oil and its related products as oil prices reversed sharply higher on concerns over tight summer supplies. These losses were partially offset by gains of approximately 1.5% recorded during the first half of April in the global stock index futures markets from long positions in U.S. stock index futures as U.S. equity prices reversed higher on positive economic data, optimism about corporate earnings and the U.S. Federal Reserve's surprise interest rate cut in April. In soft commodities, gains of approximately 0.1% were recorded throughout a majority of the quarter from short cotton futures positions as prices moved lower on weak export sales and low demand. Total expenses for the three months ended June 30, 2001 were $506,835, resulting in a loss before minority interest of $344,806. The minority interest in such losses was $31,397, resulting in a net loss of $313,409 for the Partnership. After reducing the net loss for the change in excess of market value over amortized cost of zero-coupon U.S. Treasury Securities, the net asset value of a Unit decreased from $1,920.23 at March 31, 2001 to $1,914.62 at June 30, 2001.

For the six months ended June 30, 2001, the Partnership recorded total trading revenues, including interest income and change in value of the Yield Pool, of $711,576 and, after expenses and reducing the net loss for the change in excess of market value over amortized cost of zero-coupon U.S. Treasury Securities, posted a decrease in net asset value per Unit. The most significant losses of approximately 2.0% were recorded primarily during February, March and June in the global stock index futures markets from long positions in S&P 500 Index futures as global stock prices declined on worries that the U.S. economic slowdown would ignite a global downturn. In the energy markets, losses of approximately 0.4% were experienced throughout the first six months of the year from crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. In the agricultural markets, losses of approximately 0.1% were recorded primarily during February and April from short positions in soybean oil futures as prices increased on technically-based factors. These losses were partially offset by gains of approximately 0.5% recorded in the soft commodities markets throughout a majority of the first and second quarters from short cotton futures positions as prices moved lower on weak export sales and low demand. In the currency markets, gains of approximately 0.2% were recorded throughout a majority of the second quarter from long positions in the Mexican peso as its value strengthened relative to the U.S. dollar. In the global interest rate futures markets, small gains were recorded primarily during January from long positions in eurodollar futures as prices moved higher due to a surprise interest rate cut by the U.S. Federal Reserve on January 3rd and the subsequent anticipation of an additional interest rate cut by the U.S. Federal Reserve later in January. Total expenses for the six months ended June 30, 2001 were $1,029,881, resulting in a loss before minority interest of $318,305. The minority interest in such losses was $78,537, resulting in a net loss of $239,768 for the Partnership. After increasing the net loss for the change in excess market value over amortized cost of zero-coupon U.S. Treasury Securities, the net asset value of a Unit decreased from $1,941.87 at December 31, 2000 to $1,914.62 at June 30, 2001.

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

The Partnership's risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partnership's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily 'simulated profit and loss' outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Manager in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other companies.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2002 and 2001. At June 30, 2002 and 2001, the Partnership's total capitalization was approximately $36 million and $37 million, respectively.

	Primary Market           June 30, 2002	    June 30, 2001
     Risk Category	  	     Value at Risk	    Value at Risk

     Equity		(0.82)%	  	  (1.01)%
     Interest Rate		(0.60)	  	  (0.69)
     Currency		(0.28)	  	  (0.29)
     Commodity		(0.15)	  	  (0.17)
     Aggregate Value at Risk		(0.99)%	  	  (1.33)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The aggregate VaR, listed above for the Partnership, represents the aggregate VaR of the Partnership's open positions across all market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across assets classes.

The table above represents the VaR of the Partnership's open positions at June 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2001 through June 30, 2002.

Primary Market Risk Category        High      Low      Average
Equity	(1.03)%	(0.59)%	(0.86)%
Interest Rate	(0.60)	(0.18)	(0.39)
Currency	(0.30)	(0.16)	(0.23)
Commodity	(0.15)	(0.09)	(0.12)
Aggregate Value at Risk	(1.10)%	(0.70)%	(0.97)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2002 and 2001, and for the end of the four quarterly reporting periods from July 1, 2001 through June 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 3% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

The Partnership also has non-trading risk on the zero-coupon U.S. Treasury Securities it holds to support the guaranteed net asset value per Unit at the Guaranteed Redemption Date of August 31, 2003. The fair value of these securities is subject to interest rate risk.

For non-trading securities, the Partnership measures its market risk using sensitivity analysis. The sensitivity analysis estimates the potential change in fair value based on a hypothetical 10% change in interest rates. Based on the current valuation of the Partnership's zero-coupon U.S. Treasury Securities, such a change in interest rates will cause an approximately 5.60% decline in their fair value. Such a change will not have a material effect on the net asset value per Unit.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2002 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The primary market exposure of the Partnership at June 30, 2002 was to the global stock index sector. The primary equity exposure was to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2002, the Partnership's primary exposures were to the S&P 500 (U.S.) and Nikkei (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and Japanese indices.
Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Interest Rate. The second largest market exposure at June 30, 2002 was to the global interest rate complex. Exposure was primarily spread across the U.S. and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The Partnership's currency exposure at June 30, 2002 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2002, the Partnership's major exposures were to the euro and Japanese yen currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Commodity
Energy. At June 30, 2002, the Partnership's energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals.  At June 30, 2002, the
Partnership had exposure to the sugar and corn markets.
Supply and demand inequalities, severe weather disruption, and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at June 30, 2002 was to fluctuations in the price of base metals, such as copper and nickel. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading
Manager, from time to time, takes positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following were the only non-trading risk exposures of the Partnership at June 30, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2002 were in South African rand and Australian dollars. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Amended and Restated Limited Partnership Agreement of the
Partnership, dated as of August 29, 1995, is incorporated
by reference to Exhibit 3.01 and Exhibit 3.02 of the Partnership's Registration Statement (File No. 33-95414)
on Form S-1.
10.01	Amended and Restated Management Agreement among the
Partnership, Demeter and RXR, Inc., dated as of December
29, 1995, is incorporated by reference to Exhibit 10.02
of the Partnership's Registration Statement (File No.
33-95414) on Form S-1.
10.02	Amended and Restated Management Agreement between the
Partnership and Dean Witter Reynolds Inc., dated as of
December 29, 1995, is incorporated by reference to
Exhibit 10.01 of the Partnership's Registration Statement
(File No. 33-95414) on Form S-1.
10.03	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of June 22,
2000, is incorporated by reference to Exhibit 10.01 of
the Partnership's Form 8-K (File No. 0-18314) filed with
the Securities and Exchange Commission on November 13,
2001.
10.04	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of May 1, 2000, is incorporated by
reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-18314) with the Securities and Exchange
Commission on November 13, 2001.
10.05	Customer Agreement between the Partnership and MS & Co.,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File No.
0-18314) filed with the Securities and Exchange
Commission on November 13, 2001.

10.06	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is
incorporated by reference to Exhibit 10.05 of the
Partnership's Form 8-K (File No. 0-18314) filed with the
Securities and Exchange Commission on November 13, 2001.
10.07	Securities Account Control Agreement among the
Partnership, MS & Co. and Morgan Stanley DW dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-18314)
filed with the Securities and Exchange Commission on
November 13, 2001.
99.01	Certification of Periodic Financial Reports.

(B)	Reports on Form 8-K - None.

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




                        Dean Witter Principal Plus Fund L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 14, 2002            By:   /s/Raymond E. Koch
                                 Raymond E. Koch
                                 Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Principal Plus Fund L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert E. Murray, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:  /s/Robert E. Murray

Name:		Robert E. Murray
Title:	Chairman of the Board and President

Date:		August 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Principal Plus Fund L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raymond E. Koch, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:  /s/Raymond E. Koch

Name:		Raymond E. Koch
Title:	Chief Financial Officer

Date:		August 14, 2002