Form 10-Q
period 2002-09-30
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 2002-11-14
CIK 854915

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-18314

	DEAN WITTER PRINCIPAL PLUS FUND L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3541588
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Managed Futures Department,
Harborside Financial Center
Plaza Two, 1st Floor, Jersey City, NJ		     	   07311
(Address of principal executive offices)	  	      (Zip Code)

Registrant's telephone number, including area code  (201) 209-8400


825 Third Ave., 8th Floor, New York, NY 10022

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

	DEAN WITTER PRINCIPAL PLUS FUND L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2002




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Consolidated Statements of Financial Condition as of
	September 30, 2002 (Unaudited) and December 31, 2001..........2

	Consolidated Statements of Operations for the Quarters
	Ended September 30, 2002 and 2001 (Unaudited).................3

	Consolidated Statements of Operations for the Nine Months
	Ended September 30, 2002 and 2001 (Unaudited).................4

	Consolidated Statements of Changes in Partners' Capital for
	the Nine Months Ended September 30, 2002 and 2001
	(Unaudited)................................................ ..5

	Consolidated Statements of Cash Flows for the Nine
	Months Ended September 30, 2002 and 2001
	(Unaudited)...................................................6

	Notes to Consolidated Financial Statements (Unaudited).....7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations........13-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk..........................................23-36

Item 4.	Controls and Procedures.................................37



Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.......................................38

Item 5.	Other Information....................................38-40

Item 6.	Exhibits and Reports on Form 8-K.....................40-41



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

<caption>	                      September  30,	     December 31,
                                                                  2002      	    2001
	                       $	    $
	                      (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	3,182,115	3,272,814

	Net unrealized gain (loss) on open contracts (MS & Co.)	(41,260)	423,058
	Net unrealized loss on open contracts (MSIL)	       (16,394)	     (47,990)

	Total net unrealized gain (loss) on open contracts	(57,654)	     375,068
	Net option premiums	     (241,425)	         -

	     Total Trading Equity	2,883,036	  3,647,882

Investment in zero-coupon U.S. Treasury Securities	32,505,413	32,913,297
Unrealized gain on zero-coupon U.S. Treasury Securities	1,309,261	1,630,439
Interest receivable (Morgan Stanley DW)	          4,143	         5,211

	     Total Assets	 36,701,853	38,196,829

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	888,547	445,453
	Accrued brokerage fees (Morgan Stanley DW)	115,194	121,338
	Accrued administrative expenses	112,093	164,965
	Accrued management fees  	        28,799	      30,334

	     Total Liabilities	   1,144,633	    762,090

Minority Interest	        83,733	    122,427

Partners' Capital
	Limited Partners (16,629.164 and 17,681.656 Units, respectively)	  34,952,521	36,673,490
	General Partner (247.857 and 308 Units, respectively)	      520,966	    638,822

	Total Partners' Capital	 35,473,487	37,312,312

	     Total Liabilities and Partners' Capital	 36,701,853	38,196,829

Total Partners' Capital	 35,473,487	37,312,312

Less: Excess of market value over amortized
   cost of zero-coupon U.S. Treasury Securities	  1,309,261	  1,630,439

NET ASSETS PER LIMITED PARTNERSHIP AGREEMENT	 34,164,226	35,681,873
NET ASSET VALUE PER UNIT	    2,024.30	    1,983.47

	The accompanying notes are an integral part of these consolidated financial statements.

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	     For the Quarters Ended September 30,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	983,725	(748,835)
		Net change in unrealized	 (1,140,499)	  1,027,983
				(156,774)	279,148
	Proceeds from litigation settlement	      722,195	          -

		  Total Trading Results 	 565,421	279,148

	Interest income	 470,130	495,697
	Change in value of Yield Pool	      (70,287)	     803,603

		  Total  	     965,264	  1,578,448

EXPENSES

	Brokerage fees (Morgan Stanley DW)	 346,670	364,818
	Management fees	 86,667	91,204
	Administrative expenses	 31,000	27,000
	Transaction fees and costs	         8,093	       13,364

		  Total	     472,430	     496,386

INCOME BEFORE MINORITY INTEREST	 492,834	1,082,062

Less:  Minority interest	        3,667	      (10,852)

NET INCOME	     489,167	  1,092,914

NET INCOME ALLOCATION
		Limited Partners	 481,678	1,074,138
		General Partner	         7,489	       18,776

NET INCOME	     489,167	1,092,914
Less:  Change in excess of market value over
	amortized cost of zero-coupon U.S. Treasury Securities	      (70,287)	     803,603
NET INCOME ALLOCATED TO PARTNERS
  FOR TAX AND NET ASSET VALUATION	     559,454	     289,311
Net Income Allocation for Tax and Net Asset
  Valuation
		Limited Partners	 551,238	284,419
		General Partner	 8,216	4,892
Net Income Per Unit for Tax and Net Asset
  Valuation
		Limited Partners	 32.30	15.49
		General Partner	 32.30	15.49

The accompanying notes are an integral part of these consolidated financial statements.

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

<caption>	     For the Nine Months Ended September 30,
	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	398,349	408,251
		Net change in unrealized	   (432,722)	    (768,474)
				(34,373)	(360,223)
	Proceeds from litigation settlement	     722,195	             -

		  Total Trading Results 	 687,822	(360,223)

	Interest income	 1,404,414	1,545,946
	Change in value of Yield Pool	    (321,178)	1,104,301

		  Total  	  1,771,058	2,290,024

EXPENSES

	Brokerage fees (Morgan Stanley DW)	 1,053,622	1,126,685
	Management fees	 263,405	281,671
	Administrative expenses	 71,000	76,000
	Transaction fees and costs	     36,459	     41,911

		  Total	 1,424,486	1,526,267

INCOME BEFORE MINORITY INTEREST	 346,572	763,757

Less:  Minority interest	     (38,693)	    (89,389)

NET INCOME 	    385,265	   853,146
NET INCOME  ALLOCATION
		Limited Partners	 384,121	837,073
		General Partner	        1,144	     16,073

NET INCOME 	 385,265	853,146
Less:  Change in excess of market value over
	amortized cost of zero-coupon U.S. Treasury Securities	   (321,178)	1,104,301

NET INCOME (LOSS) ALLOCATED TO PARTNERS
  FOR TAX AND NET ASSET VALUATION	    706,443	  (251,155)

Net Income (Loss) Allocation for Tax and Net Asset
  Valuation
		Limited Partners	 696,299	(247,372)
		General Partner	 10,144	(3,783)
Net Income (Loss) Per Unit for Tax and Net Asset
  Valuation
		Limited Partners	 40.83	(11.76)
		General Partner	 40.83	(11.76)

	The accompanying notes are an integral part of these consolidated financial statements.

<page

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2002 and 2001
	(Unaudited)




	  Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
	December 31, 2000	19,972.981	38,861,681	608,666	39,470,347

Net Income	      -      	837,073	16,073	853,146

Redemptions	  (1,758.741)	 (3,378,218)	      -       	 (3,378,218)

Partners' Capital,
	September 30, 2001	 18,214.240	36,320,536	624,739	36,945,275





Partners' Capital,
	December 31, 2001	17,989.656	36,673,490	638,822	37,312,312

Net Income	 - 	 384,121	 1,144	 385,265

Redemptions	    (1,112.635)	   (2,105,090)	  (119,000)	  (2,224,090)

Partners' Capital,
	September 30, 2002	   16,877.021	   34,952,521	   520,966	  35,473,487















The accompanying notes are an integral part of these consolidated financial statements.

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2002     	      2001
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income	 385,265	853,146
Noncash item included in net income:
		Net change in unrealized	 432,722	768,474
		Change in value of Yield Pool	 321,178	(1,104,301)

(Increase) decrease in operating assets:
		Net option premiums	 241,425	(384,250)
		Investment in zero-coupon U.S. Treasury Securities	 407,884	2,400,089
		Interest receivable (Morgan Stanley DW)	 1,068	15,055

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	 (6,144)	(15,551)
		Accrued administrative expenses	 (52,872)	26,237
		Accrued management fees	        (1,535)	      (3,887)

Net cash provided by operating activities	  1,728,991	 2,555,012


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	 443,094	(927,043)
Decrease  in minority interest	 (38,694)	(89,389)
Redemptions of Units	 (2,224,090)	(3,378,218)

Net cash used for financing activities	 (1,819,690)	(4,394,650)

Net decrease in cash	 (90,699)	(1,839,638)

Balance at beginning of period	  3,272,814	3,417,831

Balance at end of period	  3,182,115	1,578,193





	The accompanying notes are an integral part of these consolidated financial statements.

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

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

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading manager to the Partnership is RXR, Inc. (the "Trading Manager").

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. The Partnership received payment of this settlement award in the amount of $722,195 as of August 31, 2002.

2.  Revenue Recognition
The zero-coupon United States Treasury Securities ("the Yield Pool") are valued at cost plus accreted interest with the accumulated unrealized gain on the zero-coupon U.S. Treasury Securities separately disclosed. The year-to-date change in the Yield Pool's market value is reflected in the consolidated statements of operations. The consolidated statements of financial condition and the consolidated statements of operations have been reconciled to reflect net assets, net asset value per unit and net income (loss) in accordance with the terms of the Limited Partnership Agreement. For the quarter ended September 30, 2002, $459,454 of interest income has been accreted on the Yield Pool. At September 30, 2002, the cost of the Yield Pool was $22,353,570 and the accreted interest receivable thereon was $10,151,843. The market value of the Yield Pool on September 30, 2002 was $33,814,674.

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

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the consolidated statements of financial condition, and their longest contract maturities were as follows:

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


	Net Unrealized Gains (Losses)
	  on Open Contracts	Longest Maturities
		  Off-			  Off-
	Exchange-	Exchange-		Exchange-    Exchange-
Date	 Traded 	 Traded 	Total	 Traded 	 Traded
	   $	   $	  $
Sep. 30, 2002	 (53,952)	 (3,702)	 (57,654)	 Mar. 2003	 Dec. 2002
Dec. 31, 2001	361,492	13,576	375,068	Mar. 2002	Mar. 2002

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

options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $3,128,163 and $3,634,306 at September 30, 2002 and December 31, 2001,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure to off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

There are no material trends, demands, commitments, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

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

Results of Operations
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Consolidated Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Nine Months Ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading revenues, including interest income and change in value of the Yield Pool, of $965,264 and posted an increase in net asset value per Unit. Trading gains of approximately 2.6% were recorded in the global interest rate futures markets, primarily during July and August, from previously established long U.S. and European interest rate futures positions, as investors wrested capital from global stock indices and sought the "safety" of bonds. Additional gains of approximately 1.4% were attributed to an increase in the value of the zero-coupon U.S. Treasury securities held in the guarantee portion of the Partnership. These gains were partially offset by losses of approximately 2.7% recorded in the global stock index futures markets primarily from long positions in S&P 500 Index futures, as U.S. equity prices retreated on continued geopolitical concerns and further uncertainty surrounding a global economic recovery. Additional losses of approximately 0.5% were recorded in the currency markets primarily from long Swiss franc/Japanese yen cross-rate positions as the value of the Japanese yen increased versus the Swiss franc. On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. The Partnership received payment of this settlement award in the amount of $722,195 as of August 31, 2002. Total expenses for the three months ended September 30, 2002 were $472,430, resulting in income before minority interest of $492,834. The minority interest in such income was $3,667, resulting in net income of $489,167 for the Partnership. After reducing net income for the change in excess market value over amortized cost of zero-coupon U.S. Treasury Securities, the net asset value of a Unit increased from $1,992.00 at June 30, 2002 to $2,024.30 at September 30, 2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading revenues, including interest income and change in value of the Yield Pool, of $1,771,058 and posted an increase in net asset value per Unit. Trading losses of approximately 4.8% were recorded in the global stock index futures markets primarily from long positions in S&P 500 Index futures, as U.S. equity prices decreased throughout a majority of the first nine months of the year on geopolitical concerns and uncertainty surrounding a global economic recovery. Additional losses of approximately 0.3% were recorded in the agricultural markets from both long and short positions in sugar futures as trendless price activity persisted throughout the period. A portion of the Partnership's trading losses was offset by gains of approximately 4.4% in the global interest rate futures markets during the period of June through September from long positions in U.S. and European interest rate futures as the global economic situation deteriorated further amid falling equity prices, concerns regarding corporate accounting integrity and weak economic data. Additional gains of approximately 0.4% were recorded in the currency markets, primarily during May and June, from previously established long positions in the euro and Swiss franc relative to the U.S. dollar as the value of these currencies increased versus the dollar due to uncertainty regarding a global economic recovery. Total expenses for the nine months ended September 30, 2002 were $1,424,486, resulting in income before minority interest of $346,572. The minority interest in such income was $38,693, resulting in net income of $385,265 for the Partnership. After reducing net income for the change in excess of market value over amortized cost of zero-coupon U.S. Treasury
Securities, the net asset value of a Unit increased from $1,983.47 at December 31, 2001 to $2,024.30 at September 30,
2002.

For the Quarter and Nine Months Ended September 30, 2001
For the quarter ended September 30, 2001, the Partnership recorded total trading revenues, including interest income and change in value of the Yield Pool, of $1,578,448 and posted an increase in net asset value per Unit. The most significant gains of approximately 4.0% were recorded throughout a majority of the quarter in the global interest rate futures markets from long positions in U.S. and European interest rate futures as prices trended higher amid continued concerns for the sluggish

U.S. economy, interest rate cuts by the U.S. and European Central Banks and as investors sought a safe haven from declining stock prices. In the metals markets, profits of approximately 0.3% were recorded primarily during July and September from short positions in nickel and copper futures as prices declined due to higher inventories and weak demand. In the agricultural markets, gains of approximately 0.2% were recorded primarily during July from long positions in soybean oil futures as soybean prices increased on forecasts for hotter and drier weather in the U.S. midwest. In the currency markets, profits of approximately 0.2% were recorded primarily during September from short positions in the South African rand as its value trended lower relative to the U.S. dollar as investors targeted the emerging market currency while global economic jitters persisted. These gains were partially offset by losses of approximately 3.8% recorded throughout the majority of the quarter in the global stock index futures markets from long positions in S&P 500 Index futures as equity prices continued their decline amid worries regarding global economic uncertainty. In the energy markets, losses of approximately 0.2% were incurred primarily during August from short positions in crude oil futures as prices rose amid declining inventories and growing tensions in the Middle East. During September, losses were incurred from long positions in crude oil futures as the trend in oil prices reversed sharply lower due to newly heightened concerns over the effects of a global economic slowdown on oil demand. Total expenses for the three months ended September 30, 2001 were $496,386, resulting in income before minority interest of $1,082,062. The minority interest in such income was $10,852, resulting in net income of $1,092,914 for the Partnership. After reducing net income for the change in excess market value over amortized cost of zero-coupon U.S. Treasury Securities, the net asset value of a Unit increased from $1,914.62 at June 30, 2001 to $1,930.11 at
September 30, 2001.

For the nine months ended September 30, 2001, the Partnership recorded total trading revenues, including interest income and change in value of the Yield Pool, of $2,290,024 and, after expenses and reduction to net income for the change in excess market value over amortized cost of zero-coupon U.S. Treasury Securities, posted a decrease in net asset value per Unit. Trading losses of approximately 5.7% were recorded in the global stock index futures markets primarily during February, March, June and throughout a majority of the third quarter from long positions in S&P 500 Index futures as the trend in equity prices continued sharply lower amid worries regarding global economic uncertainty. In the energy markets, losses of approximately 0.7% were recorded throughout the first nine months of the year from positions in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. These losses were partially offset by gains of approximately 4.0% recorded in the global interest rate futures markets primarily during January from long positions in eurodollar futures as prices moved higher due to a surprise interest rate cut by the U.S. Federal Reserve on January 3rd and the subsequent anticipation of an additional interest rate cut by the U.S. Federal Reserve later in January. Throughout a majority of the third quarter, additional profits were recorded from long positions in U.S. and European interest rate futures as prices continued trending higher amid continued concerns for the sluggish U.S. economy, interest rate cuts by the U.S. and European Central Banks and as investors sought a safe haven from declining stock prices. In soft commodities, gains of approximately 0.7% were recorded throughout a majority of the first and second quarters from short cotton futures positions as prices moved lower on weak export sales and low demand. In the currency markets, gains of approximately 0.4% were recorded primarily from transactions involving the Singapore dollar. Total expenses for the nine months ended September 30, 2001 were $1,526,267, resulting in income before minority interest of $763,757. The minority interest in such income was $89,389, resulting in net income of $853,146 for the Partnership. After expenses and reduction to net income for the change in excess market value over amortized cost of zero-coupon U.S. Treasury Securities, the net asset value of a Unit decreased from $1,941.87 at December 31, 2000 to $1,930.11 at September 30,
2001.

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

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Manager in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2002 and 2001. At September 30, 2002 and 2001, the Partnership's total capitalization was approximately $35 million and $37 million, respectively.

Primary Market         September 30, 2002      September 30, 2001
Risk Category	  	      Value at Risk	          Value at Risk

Equity	 (0.39)%	(0.59)%
Interest Rate	(0.14)	(0.47)
Currency	(0.09)	(0.18)
Commodity	(0.04)	(0.12)
Aggregate Value at Risk	(0.41)%	(0.70)%

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

The table above represents the VaR of the Partnership's open positions at September 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October 1, 2001 through September 30, 2002.

Primary Market Risk Category        High      Low      Average
Equity	(1.03)%	(0.39)%	(0.81)%
Interest Rate	(0.60)	(0.14)	(0.30)
Currency	(0.30)	(0.09)	(0.21)
Commodity	(0.15)	(0.04)	(0.10)
Aggregate Value at Risk	(1.10)%	(0.41)% 	(0.90)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2002 and 2001, and for the end of the four quarterly reporting periods from October 1, 2001 through September 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At September 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 7% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

The Partnership also has non-trading risk on the zero-coupon U.S. Treasury Securities it holds to support the guaranteed net asset value per Unit at the Guaranteed Redemption Date of August 31, 2003. The fair value of these securities is subject to interest rate risk.

For non-trading securities, the Partnership measures its market risk using sensitivity analysis. The sensitivity analysis estimates the potential change in fair value based on a hypothetical 10% change in interest rates. Based on the current valuation of the Partnership's zero-coupon U.S. Treasury Securities, such a change in interest rates will cause an approximately 5.17% decline in their fair value. Such a change will not have a material effect on the net asset value per Unit.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2002 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The primary market exposure of the Partnership at September 30, 2002 was to the global stock index sector. The primary equity exposure was to price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2002, the Partnership's primary exposures were to the S&P 500 (U.S.) and Nikkei (Japan) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S. and Japanese indices.
Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Interest Rate. The second largest market exposure at September 30, 2002 was to the global interest rate complex. Exposure was primarily spread across the U.S. and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries' interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The Partnership's currency exposure at September 30, 2002 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2002, the Partnership's major exposures were to the euro and Japanese yen cross-rates and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Commodity
Energy. At September 30, 2002, the Partnership's energy exposure was primarily to futures contracts in crude oil and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals. At September 30, 2002, the Partnership had exposure to the sugar and cotton markets. Supply and demand inequalities, severe weather disruption, and market expectations affect price movements in these markets.

Metals.  The Partnership's metals exposure at September 30,
2002 was to fluctuations in the price of base metals, such as copper and nickel. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading
Manager, from time to time, takes positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following were the only non-trading risk exposures of the Partnership at September 30, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2002 were in euro and Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.  CONTROLS AND PROCEDURES

 (a)	    As of a date within 90 days of the filing date of this
quarterly report, the President and Chief Financial
Officer of the general partner, Demeter, have evaluated the Partnership's disclosure controls and procedures, and have judged such controls and procedures to be effective.

 (b)	    There have been no significant changes in the
Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
















       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 5.  OTHER INFORMATION
Changes in Management
The following changes have been made to the Board of Directors and Officers of Demeter Management Corporation, the general partner:

Mr. Robert E. Murray resigned the position of President of Demeter. Mr. Murray, however, retains his position as Chairman and as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 41, was named President and a Director of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also President and a Director of Morgan Stanley Futures & Currency Management Inc., Morgan Stanley's internal commodity trading advisor. Mr. Rothman has been with the Managed Futures Department for sixteen years and most recently held the position of National Sales Manager, assisting Branch Managers and Financial Advisors with their managed futures education, marketing, and asset retention efforts. Throughout his career,

Mr. Rothman has helped with the development, marketing, and administration of approximately 33 commodity pool investments.
Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors.

Mr. Frank Zafran, age 47, will become a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. once he has registered with the National Futures Association as an associated person of both firms, which registration is currently pending. Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was named Chief Administrative Officer of Morgan Stanley's Global Products and Services Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Raymond E. Koch resigned the position of Chief Financial
Officer of Demeter.

Mr. Jeffrey D. Hahn, age 45, was named Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Amended and Restated Limited Partnership Agreement of the
Partnership, dated as of August 29, 1995, is incorporated
by reference to Exhibit 3.01 and Exhibit 3.02 of the Partnership's Registration Statement (File No. 33-95414)
on Form S-1.
10.01	Amended and Restated Management Agreement among the
Partnership, Demeter and RXR, Inc., dated as of December
29, 1995, is incorporated by reference to Exhibit 10.02
of the Partnership's Registration Statement (File No.
33-95414) on Form S-1.
10.02	Amended and Restated Management Agreement between the
Partnership and Dean Witter Reynolds Inc., dated as of
December 29, 1995, is incorporated by reference to
Exhibit 10.01 of the Partnership's Registration Statement
(File No. 33-95414) on Form S-1.
10.03	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of June 22,
2000, is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-18314) filed with the Securities and Exchange Commission on November 13,
2001.

10.04	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of May 1, 2000, is incorporated by
reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-18314) with the Securities and Exchange
Commission on November 13, 2001.
10.05	Customer Agreement between the Partnership and MS & Co.,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File No.
0-18314) filed with the Securities and Exchange
Commission on November 13, 2001.
10.06	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the
Partnership's Form 8-K (File No. 0-18314) filed with the Securities and Exchange Commission on November 13, 2001.
10.07	Securities Account Control Agreement among the
Partnership, MS & Co. and Morgan Stanley DW dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-18314)
filed with the Securities and Exchange Commission on
November 13, 2001.
99.01	Certification of Periodic Report by Jeffrey A. Rothman,
President of Demeter Management Corporation, the general
partner of the Partnership.
99.02	Certification of Periodic Report by Jeffrey D. Hahn,
Chief Financial Officer of Demeter Management
Corporation, the general partner of the Partnership.


(B)	Reports on Form 8-K - None.

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




                        Dean Witter Principal Plus Fund L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2002       By:   /s/Jeffrey D. Hahn
                                 Jeffrey D. Hahn
                                 Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.




















       CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.		I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.	Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Partnership and we have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the
Partnership, including its consolidated subsidiaries, is
made known to us by others within those entities,
particularly during the period in which this quarterly
report is being prepared;
b)	evaluated the effectiveness of the Partnership's
disclosure controls and procedures as of a date within 90
days prior to the filing date of this quarterly report
(the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about
the effectiveness of the disclosure controls and
procedures based on our evaluation as of the Evaluation
Date;
5.	Demeter's other certifying officers and I have disclosed,
based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation
of internal controls which could adversely affect the
Partnership's ability to record, process, summarize and
report financial data and have identified for the
Partnership's auditors any material weaknesses in
internal controls; and
b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the Partnership's internal controls; and

6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






Date:  November 14, 2002      /s/ Jeffrey A. Rothman
	   Jeffrey A. Rothman
	   President,
	   Demeter Management Corporation,
	   general partner of the
	   Partnership

CERTIFICATIONS
I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.	Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Partnership and we have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.	Demeter's other certifying officers and I have disclosed,
based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation
of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the Partnership's internal controls; and

6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002      /s/Jeffrey D. Hahn
                                 Jeffrey D. Hahn
                                 Chief Financial Officer,
                                 Demeter Management Corporation,
                                 general partner of the
                                 Partnership
























       CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Principal Plus Fund L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:  	/s/Jeffrey A. Rothman

Name:		   Jeffrey A. Rothman
Title:	   President

Date:		   November 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Principal Plus Fund L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:  	/s/Jeffrey D. Hahn

Name:		  Jeffrey D. Hahn
Title:	  Chief Financial Officer

Date:		  November 14, 2002