Form 10-K
period 2002-12-31
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 2003-03-31
CIK 854915

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]
For the transition period from ________________to___________________

Commission File Number 0-18314

	DEAN WITTER PRINCIPAL PLUS FUND L.P.

(Exact name of registrant as specified in its Limited Partnership Agreement)

		DELAWARE		        				13-3541588
(State or other jurisdiction of			   	   (I.R.S. Employer
incorporation or organization)			 	         Identification No.)

Demeter Management Corporation
825 Third Avenue, 9th Floor
New York, NY                            			 	  10022
(Address of principal executive offices)		  		(Zip Code)

Registrant's telephone number, including area code 	     (212) 310-6444


Securities registered pursuant to Section 12(b) of the Act:

									  Name of each exchange
Title of each class  						   on which registered

		None								    None

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

Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $32,954,109 at January 31, 2003.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


DEAN WITTER PRINCIPAL PLUS FUND L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2002


                              Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . 	. . . . . 1

Part I .

	Item  1.	Business . . . . . . . . . . . . . . . . . . . . . . . . 2-5

	Item  2.	Properties . . . . . . . . . . . . . . . . . . . . . . . . 5

	Item  3.	Legal Proceedings . . . . . . . . . . . . . . . . . . . .  5

	Item  4.	Submission of Matters to a Vote of Security Holders . . .  5

Part II.

	Item  5.	Market for the Registrant's Partnership Units
			and Related Security Holder Matters . . . . . . . . . . .  6

	Item  6.	Selected Financial Data . . . . . . . . . . . . . . . . .  7

	Item  7.	Management's Discussion and Analysis of Financial
				Condition and Results of Operations . . . . . . . . . . 8-24

	Item 7A.	Quantitative and Qualitative Disclosures About
				Market Risk . . . . . . . . . . . . . . . . . . . . .  24-39

	Item  8.	Financial Statements and Supplementary Data . . . . .  39-40

	Item  9.		Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure . . . . . . . . . . . 40
Part III.
	Item 10.		Directors and Executive Officers of the Registrant . . 41-46

	Item 11.	Executive Compensation . . . . . . . . . . . . . . . . .  46

	Item 12.		Security Ownership of Certain Beneficial Owners
				and Management . . . . . . . . . . . . . . . . . . . . 46-47

	Item 13.	Certain Relationships and Related Transactions . . . . .  47

	Item 14.		Controls and Procedures . . . . . . . . . . . . . . . .47-48
Part IV.
	Item 15.		Exhibits, Financial Statement Schedules, and
				Reports on Form 8-K . . . . . . . . . . . . . . . . .  49-50


	DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:


	        Documents Incorporated	         Part of Form 10-K

	Partnership's Prospectus dated
	November 8, 1995    	      I

	Annual Report to Dean Witter
	Principal Plus Fund L.P.
	Limited Partners for the year
	ended December 31, 2002                  II, III and IV

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

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. SSARIS Advisors, LLC, (the "Trading Advisor") assumed all of RXR Inc.'s responsibilities as the trading advisor to the Partnership effective December 6, 2002.

Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.

The Partnership's net asset value per unit of limited partnership interest ("Unit(s)") at December 31, 2002 was $2,031.46, representing an increase of 2.42 percent from the net asset value per Unit of $1,983.47 at December 31, 2001. For a more detailed description of the Partnership's business, see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards, and options. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures, forwards, and options, pursuant to trading instructions provided by its Trading Advisor. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus, dated November 8, 1995 (the "Prospectus"), incorporated by reference in this Form 10-K, set forth below.

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


(d) Financial Information about Geographic Areas. The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades in futures, forwards, and options on foreign exchanges.

(e) Available Information. The Partnership files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission ("SEC"). You may read and copy any document filed by the Partnership at the SEC's public reference room at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The Partnership does not maintain an internet website, however, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements and other information that issuers (including the Partnership) file electronically with the SEC. The SEC's website address is http://www.sec.gov.

Item 2.  PROPERTIES
The Partnership's executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan Stanley DW offices utilized by the Partnership are located at 825 Third
Avenue, 9th Floor, New York, NY  10022.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.













	       PART II

Item 5. 	MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
		RELATED SECURITY HOLDER MATTERS



(a) Market Information. There is no established public trading market for Units of the Partnership.

(b) Holders. The number of holders of Units at December 31, 2002 was approximately 1,993.

(c) Distributions. No distributions have been made by the Partnership since it commenced operations on February 14, 1990. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of Partnership profits.


Item 6.  SELECTED FINANCIAL DATA (in dollars)







	       		   	     For the Years Ended December 31,
	               2002         2001         2000         1999         1998___

Revenues/(Losses)
(including interest
and change in value
of Yield Pool)		    1,960,508      3,610,515    5,646,730   (1,332,776)  10,243,111



Net Income (Loss)	 	      110,813      1,665,637    3,386,012   (3,799,938)   7,203,198



Net Income (Loss)
Per Unit for Tax and
Net Asset Valuation
(Limited & General
Partners) 			        47.99         41.60       126.37       (72.12)      180.03


Total Assets 		   35,535,999    38,196,829   41,777,291   45,768,631   54,061,143



Total Limited
Partners' Capital	         33,867,872    36,673,490   38,861,681   43,352,757   51,660,212


Net Asset Value Per
Unit 			           2,031.46      1,983.47     1,941.87     1,815.50     1,887.62







Item 7. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for the Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

The Partnership has never had illiquidity affect a material portion of its assets. Furthermore, there are no material trends, demands, commitments, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional Units in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount and therefore, the impact of future redemptions of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership's capital resource arrangements at the present time. The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership's liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations.
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take

       advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three years ended December 31, 2002, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Consolidated Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss"

       when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. The difference between the cost of the zero-coupon U.S. Treasury Securities and its market value is recorded as "Change in value of Yield Pool". Interest income revenue as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

At December 31, 2002, Partnership's total capital was $34,385,134, a decrease of $2,927,178 from the Partnership's total capital of $37,312,312 at December 31, 2001. For the year ended December 31, 2002, the Partnership generated net income of $110,813 and total redemptions aggregated $3,037,991.

For the year ended December 31, 2002, the Partnership recorded total trading revenues, including interest income and change in the value of the Yield Pool, of $1,960,508 and posted an increase in net asset value per Unit. The most significant gains of approximately 4.0% were recorded in the global interest rate

       futures markets from long positions in European, Japanese, and U.S. interest rate futures, predominantly during the third quarter, as prices trended higher amid a shift in assets from stocks into bonds as investors sought the safety of fixed income investments. Additional gains of approximately 0.5% were recorded in the currency markets during May, June, and December from long positions in the euro, Swiss franc, and Japanese yen versus the U.S. dollar as the dollar's value weakened amid investors' fears concerning increased global tensions, specifically the threat of war between India and Pakistan, the looming threat of a military strike against Iraq, and the resumption of North Korea's nuclear program. A portion of the Partnership's overall gains was offset by losses of approximately 4.3% recorded in the global stock index futures markets from long positions in U.S., European, and Japanese stock index futures as prices continued to weaken throughout the majority of the year, particularly during July, September, and December, amid continued economic uncertainty and ongoing political concerns. Total expenses for the year were $1,912,700, resulting in income before minority interest of $47,808. The minority interest in such income was $63,005, resulting in net income of $110,813 for the Partnership. The net asset value of a Unit increased from $1,983.47 at December 31, 2001 to $2,031.46 at December 31, 2002.

At December 31, 2001, the Partnership's total capital was
$37,312,312, a decrease of $2,158,035 from the Partnership's total capital of $39,470,347 at December 31, 2000. For the year ended
December 31, 2001, the Partnership generated net income of $1,665,637, and total redemptions aggregated $3,823,672.

For the year ended December 31, 2001, the Partnership recorded total trading revenues, including interest income and change in value of the Yield Pool, of $3,610,515 and posted an increase in net asset value per Unit. The most significant gains of approximately 3.4% were recorded in the global interest rate futures markets primarily during January from long positions in eurodollar futures as prices moved higher due to a surprise interest rate cut by the U.S. Federal Reserve on January 3rd and the subsequent anticipation of an additional interest rate cut later in January. Throughout a majority of the third quarter, additional profits were recorded from long positions in U.S. and Australian interest rate futures as prices trended higher amid continued concerns for the sluggish U.S. economy, interest rate cuts by the U.S. Federal Reserve and as investors sought a "safe haven" from declining stock prices. In the currency markets, gains of approximately 1.0% were recorded primarily from short positions in the South African rand as its value fell to an all-

       time low versus the U.S. dollar during December amid
emerging market concerns and political turmoil in neighboring Zimbabwe. Additional currency gains were recorded from transactions involving the Singapore dollar during the third quarter. Profits were also recorded from short positions in the Japanese yen as the value of the yen trended lower versus the U.S. dollar during a majority of the fourth quarter due to concerns regarding the overall health of the Japanese economy. Smaller gains of approximately 0.6% were recorded in soft commodities throughout the first and second quarters from short cotton futures positions as prices moved lower on weak demand. These gains were partially offset by losses of approximately 2.8% incurred in the global stock index futures markets primarily during February, March, June and throughout a majority of the third quarter from long positions in S&P 500 Index futures as the trend in equity prices continued sharply lower amid worries regarding global economic uncertainty. In the energy markets, smaller losses of approximately 0.7% were recorded throughout the first nine months of the year from positions in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. Total expenses for the year were $2,009,820, resulting in income before minority interest of $1,600,695. The minority interest in such income was $64,942, resulting in net income of $1,665,637 for the Partnership. The net asset value of a Unit
       increased from $1,941.87 at December 31, 2000 to $1,983.47 at December 31, 2001.

At December 31, 2000, the Partnership's total capital was
$39,470,347, a decrease of $4,442,369 from the Partnership's total capital of $43,912,716 at December 31, 1999. For the year ended
December 31, 2000, the Partnership generated net income of $3,386,012, and total redemptions aggregated $7,828,381.

For the year ended December 31, 2000, the Partnership recorded total trading revenues, including interest income and change in value of the Yield Pool, of $5,646,730 and posted an increase in net asset value per Unit. The Partnership's exposure to Australian, European, Japanese and North American fixed income markets added value to the global interest rate futures markets sector with gains of approximately 5.9%. The currency sector also recorded gains of approximately 0.9% aided by a strengthening euro and a weakening Japanese yen. The Partnership's exposure to the energy sector also performed well with profits of approximately 1.2%, taking advantage of falling crude oil inventories during the early part of the year and reactionary supply boosts later in 2000. Conversely, equity markets declined in all G4 economies, creating a subsequent

       flight-to-quality and driving nominal interest rates lower in most major money markets. The G4 economies are the U.S., Japan, Germany and Britain. As a result, losses of approximately 3.2% were recorded in these markets. Exposure to agricultural commodities markets under-performed slightly reflecting non-directional price movement within the sector. The Partnership experienced a profitable first quarter, despite tremendous volatility in the U.S. stock market. The S&P 500 Index declined through February but rallied to post a positive quarter and enabled the hedged equity strategy to salvage a modest gain. The Federal Reserve Bank raised the overnight borrowing rate by 50 basis points during the quarter responding to a perceived inflationary threat. U.S. interest rates, however, continued to decline benefiting the hedged fixed income component. The global macro component also added value, enjoying most of its gains from long futures positions in Sweden's OMX index as the market advanced throughout the quarter. The second quarter was a sluggish one for the Partnership. The Federal Reserve Bank decided to raise short-term rates by another 50 basis points at its May meeting, which proved to be the last proactive move made by the U.S. Central Bank in 2000. The hedged equity component underperformed as U.S. stocks endured a modest decline. Treasury bonds continued to strengthen and the hedged fixed income strategy helped to buffer the Partnership. The global macro

       component underperformed due to unexpected weakness in the
U.S. dollar and simultaneous strength in the euro. Conversely, long futures positions in the crude oil complex performed well after OPEC failed to raise output in a timely fashion. The Partnership's performance was relatively flat for the third quarter. U.S. interest rates fell by an average of 15 basis points along the yield curve benefiting the hedged fixed income strategy. Rising energy prices prompted the Clinton Administration to release 30 million barrels of crude oil from the Strategic Petroleum Reserve prior to the winter months. Long futures positions in the energy sector were adversely affected by this decision as crude oil prices fell. Short positions in Australian financial futures also under performed as the Reserve Bank of Australia failed to make good on an expected interest rate hike. The global macro component did enjoy gains from long positions in copper futures along with short positions in New Zealand dollar, South African rand and Australian dollar. The Partnership posted a profitable fourth quarter due primarily to performance in the global macro component. Interest rates fell throughout the world, supporting the Partnership's long positions in U.S., European and Australian financial futures. Long positions in the Swiss franc and euro versus most major currencies also added value. Long positions in natural gas futures were profitable as prices rose due to a severe inventory

       shortage, which was first noted in California and
continued spreading throughout the country. The S&P 500, DAX 30, FTSE 100 and Nikkei 225 Index all posted losses for the fourth quarter and the year 2000. Total expenses for the year were $2,271,429, resulting in income before minority interest of $3,375,301. The minority interest in such income was $10,711, resulting in net income of $3,386,012 for the Partnership. The net asset value of a Unit increased from $1,815.50 at December 31, 1999 to $1,941.87 at December 31, 2000.

The Partnership's overall performance record represents varied results of trading in different futures, forwards, and options markets. For an analysis of unrealized gains and (losses) by contract type and a further description of 2002 trading results, refer to the "Letter to the Limited Partners" in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2002, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

The Partnership's gains and losses are allocated among its partners for income tax purposes.




       Credit Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership may trade futures, forwards, and options to gain long-biased exposure to global stock markets and global bond markets, as well as long and short exposure to a component of managed futures contracts in agricultural commodities, energy products, foreign currencies, precious and base metals, and soft commodities. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and if the Trading Advisor were unable to offset positions of the Partnership, the Partnership could lose all of its assets and Limited Partners would realize a 100% loss.

In addition to the Trading Advisor's internal controls, the Trading Advisor must comply with the trading policies of the Partnership. These trading policies include standards for liquidity and leverage with which the Partnership must comply. The Trading Advisor and Demeter monitor the Partnership's trading activities to ensure compliance with the trading policies.

       Demeter may require the Trading Advisor to modify
positions of the Partnership if Demeter believes they violate the Partnership's trading policies.

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

       There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker's customers. Any such obligation on the part of a broker appears even less clear where the default occurs in a non-U.S. jurisdiction.

Demeter deals with these credit risks of the Partnership in several ways. First, it monitors the Partnership's credit exposure to each exchange on a daily basis, calculating not only the amount of margin required for it but also the amount of its unrealized gains at each exchange, if any. The commodity brokers inform the Partnership, as with all their customers, of its net margin requirements for all its existing open positions, but do not break that net figure down, exchange by exchange. Demeter, however, has installed a system which permits it to monitor the Partnership's potential margin liability, exchange by exchange. As a result, Demeter is able to monitor the Partnership's potential net credit exposure to each exchange by adding the


       unrealized trading gains on that exchange, if any, to the
Partnership's margin liability thereon.

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

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The


       Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.

See "Financial Instruments" under "Notes to Financial Statements" in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2002, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership's operations.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is

       often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to increase or decrease the market risk associated with the Partnership.

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experiences to date or any reasonable expectations based upon historical changes in market value.

Quantifying the Partnership's Trading Value at Risk
The following quantitative disclosures regarding the Partnership's

       market risk exposures contain "forward-looking statements"
within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures, forwards and options are settled daily through variation margin.

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%.

       Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partnership's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100. VaR typically does not represent the worst case outcome.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time


       period.   This generates a probability distribution of
daily distribution of daily "simulated profit and loss" outcomes.
 The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and does not distinguish between exchange and non-exchange-traded instruments and is also not based on exchange and/or dealer-based margin requirements.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the

       Partnership's open positions as a percentage of total net assets by primary market risk category at December 31, 2002 and 2001. At December 31, 2002 and 2001, the Partnership's total capitalization was approximately $34 million and $37 million, respectively.

     Primary Market 	December 31, 2002	 December 31, 2001
     Risk Category	  	  Value at Risk	   Value at Risk

Equity				 (0.30)%			 (1.03)%
Interest Rate	  		 (0.14)	 		 (0.18)
Currency		 	      (0.09)			 (0.30)
	Commodity		  		 (0.05)		  	 (0.09)
Aggregate Value at Risk	 (0.31)%			 (1.10)%



The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The aggregate VaR, listed above for the Partnership, represents the aggregate VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership's open positions at December 31, 2002 and 2001 only and is not necessarily representative of either the historic or future risk

       of an investment in the Partnership. Because the
Partnership's only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2002 VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from January 1, 2002 through December 31, 2002.

Primary Market Risk Category      High        Low        Average
Equity                           (1.00)%	(0.30)%	  (0.63)%
Interest Rate				   (0.60)		(0.14)	  (0.29)
Currency  				   (0.28)		(0.09)	  (0.16)
Commodity 				   (0.15)		(0.04)	  (0.09)
Aggregate Value at Risk          (1.09)%	(0.31)%	  (0.70)%

Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage
       causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership. The value of the
Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk
measures should be viewed in light of the methodology's
limitations, which include the following:
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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at December 31, 2002 and 2001 and for the end of the four quarterly reporting periods during calendar year 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At December 31, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 7% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

The Partnership also has non-trading risk on the zero-coupon U.S. Treasury Securities it holds to support the guaranteed net asset value per Unit at the Guaranteed Redemption Date of August 31, 2003. The fair value of these securities is subject to interest rate risk.

For non-trading securities, the Partnership measures its market risk using sensitivity analysis. The sensitivity analysis estimates the potential change in fair value based on a hypothetical 10% change in interest rates. Based on the current valuation of the Partnership's zero-coupon U.S. Treasury Securities, such a change in interest rates will cause an approximately 4.45% decline in their fair value. Such a change will not have a material effect on the net asset value per Unit.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the

       Partnership manages its primary market risk exposures -
constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity.	  The equity exposure of the Partnership at December
31, 2002 was to the global stock index sector, primarily equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2002, the Partnership's greatest exposure was to the S&P 500 (U.S.) stock index. The Partnership is exposed to the risk of adverse price trends or static markets in stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Interest Rate.	  The second largest market exposure at December 31,
2002 was to the global interest rate complex. Exposure was primarily spread across the U.S. and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership

       also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency.	 The Partnership's currency exposure at December 31,
2002 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2002, the Partnership's major exposures were to the euro and Japanese yen currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Commodity.
     Energy.  	At December 31, 2002, the Partnership's energy
exposure was primarily to futures contracts in crude oil and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profit and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. At December 31, 2002, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the corn and cotton markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Metals.	The Partnership's metals exposure at December 31,
2002 was to fluctuations in the price of base metals, such as nickel. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisor, from time to time, takes positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following were the only non-trading risk exposures of the Partnership at December 31, 2002:

Foreign Currency Balances.	The Partnership's primary
foreign currency balances at December 31, 2002 were in South African rands, Japanese yen and Swiss francs. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Zero-coupon U.S. Treasury Securities. It is the Partner-ship's intention to hold the zero-coupon U.S. Treasury Securities until their August 15, 2003 maturity date except
       as needed to fund quarterly redemptions.  The period
to period interest rate risk these securities are subject to is not considered material.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instruments, cash and zero-coupon U.S. Treasury
Securities. Cash and zero-coupon U.S. Treasury Securities are the only Partnership investments directed by Demeter, rather than the Trading Advisor.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements are incorporated by reference to the Partnership's Annual Report, which is filed as
Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:



Summary of Quarterly Results (Unaudited)

                             Net Income/(Loss)
					      Allocated to	   Net Income/(Loss)
       				      Partners for	    Per Unit for
Quarter		 Revenues/		  Tax and Net	     Tax and Net
Ended		    (Net Losses)    Asset Valuation    Asset Valuation

2002
March 31 	    $ (193,784)	       $ (207,881)	   	 $ (11.56)
June 30          999,578	          354,870		    20.09
September 30     965,264	          559,454	  	    32.30
December 31	  189,450	          120,786	  	     7.16

Total		    $1,960,508	       $  827,229	 	 $  47.99

2001
March 31 	    $  549,547	       $ (432,192)	   	 $ (21.64)
June 30	  	  162,029	         (108,274)		    (5.61)
September 30   1,578,448	          289,311	  	    15.49
December 31	1,320,491	          971,818	  	    53.36

Total		   $ 3,610,515	       $  720,663	 	 $  41.60



Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Robert E. Murray, age 42, is the Managing Director of the Strategic Products Group at Morgan Stanley and Chairman of the Board of Directors of Demeter Management Corporation, a leading commodity pool operator with approximately $1.7 billion in assets across a variety of U.S. and international public and private managed futures funds. Mr. Murray began at Dean Witter in 1984 and has been closely involved in the growth of managed futures at the firm over the last 18 years. He is also the Chairman of the Board of Directors of Morgan Stanley Futures & Currency Management Inc., Morgan Stanley's internal commodity trading advisor. Mr. Murray served as the Vice Chairman and a Director of the Board of the Managed Futures Association and is currently a member of the Board of Directors of the National Futures Association. Mr. Murray received a Bachelors Degree in Finance from Geneseo State University in 1983.


       Jeffrey A. Rothman, age 41, is the President and a
Director of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also President and a Director of Morgan Stanley Futures & Currency Management Inc. Mr. Rothman has been with the managed futures department for sixteen years and most recently held the position of National Sales Manager, assisting Branch Managers and Financial Advisors with their managed futures education, marketing, and asset retention efforts. Throughout his career, Mr. Rothman has helped with the development marketing and administration of approximately 35 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors.

Mitchell M. Merin resigned his position as a Director of Demeter.

Joseph G. Siniscalchi, age 57, is a Director of Demeter. Mr. Siniscalchi joined Morgan Stanley DW in July 1984 as a First Vice President, Director of General Accounting and served as a Senior Vice President and Controller for Morgan Stanley DW's Securities Division through 1997. He is currently Managing Director



       responsible for the Client Support Service Division of
Morgan Stanley DW. From February 1980 to July 1984, Mr.
Siniscalchi was Director of Internal Audit at Lehman Brothers
Kuhn Loeb, Inc.

Edward C. Oelsner, III, age 61, is a Director of Demeter. Mr. Oelsner is currently an Executive Vice President and head of the Product Development Group at Morgan Stanley Investment Advisors Inc., an affiliate of Morgan Stanley DW. Mr. Oelsner joined Morgan Stanley DW in 1981 as a Managing Director in Morgan Stanley DW's Investment Banking Department, specializing in coverage of regulated industries and subsequently served as head of the Morgan Stanley DW Retail Products Group. Prior to joining Morgan Stanley DW, Mr. Oelsner held positions at The First Boston Corporation as a member of the Research and Investment Banking Departments from 1967 to 1981. Mr. Oelsner received an M.B.A. in Finance from the Columbia University Graduate School of Business in 1966 and an A.B. in Politics from Princeton University in 1964.

Richard A. Beech, age 51, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 25 years. He has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Branch Futures. Mr.

Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures and sales management.

Raymond A. Harris, age 46, is a Director of Demeter and of Morgan Stanley Futures and Currency Management Inc. Mr. Harris is currently Managing Director of Global Products & Services at Morgan Stanley. He previously served as Chief Accounting Officer of Morgan Stanley Dean Witter Asset Management. From July 1982 to July 1994, Mr. Harris served in financial, administrative and other assignments at Dean Witter Reynolds, Inc. and Dean Witter, Discover & Co. From August 1994 to January 1999, he worked in Discover Financial Services and the firm's Credit Service business units. Mr. Harris has been with Morgan Stanley and its affiliates since July 1982. He has a B.A. degree from Boston College and an M.B.A. in Finance from the University of Chicago.

Anthony J. DeLuca, age 40, is a Director of Demeter. Mr. DeLuca is also a Director of Morgan Stanley Futures & Currency
Management Inc.  Mr. DeLuca was appointed the Controller of Asset
Management for Morgan Stanley in June 1999.  Prior to that, Mr.

       DeLuca was a partner at the accounting firm of Ernst &
Young LLP, where he had Morgan Stanley as a major client. Mr. DeLuca had worked continuously at Ernst & Young LLP ever since 1984, after he graduated from Pace University with a B.B.A. degree in Accounting.

Frank Zafran, age 47, is a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was named Chief Administrative Officer of Morgan Stanley's Global Products & Services Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Raymond E. Koch resigned his position as Chief Financial Officer of Demeter.

Jeffrey D. Hahn, age 45, is the Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and
       is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in Economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.

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
		MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners - At December 31, 2002, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2002,
Demeter owned 247.857 Units of general partnership interest, representing a 1.50 percent interest in the Partnership.

(c)	Changes in Control - None.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Consolidated Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2002, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage fees (paid and accrued by the Partnership) of $1,398,817 for the year ended December 31, 2002.

Item 14.	CONTROLS AND PROCEDURES
(a)	As of a date within 90 days of the filing date of this annual report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	There have been no significant changes in the Partnership's
internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.










































	       PART IV
Item 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)	1.  Listing of Financial Statements
The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2002, are incorporated by reference to
Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 2002, 2001 and 2000.

-	Consolidated Statements of Financial Condition, including the
Consolidated Schedules of Investments, as of December 31, 2002 and
2001.

-	Consolidated Statements of Operations, Changes in Partners'
Capital, and Cash Flows for the years ended December 31, 2002,
2001 and 2000.

-	Notes to Consolidated Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8 and 13, the Annual Report to Limited Partners for the year ended December 31, 2002 is not deemed to be filed with this report.

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

					DEAN WITTER PRINCIPAL PLUS FUND L.P.
						(Registrant)

					BY:  Demeter Management Corporation,
						General Partner

March 31, 2003			BY: /s/	Jeffrey A. Rothman
						 	Jeffrey A. Rothman, Director
						  	and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/	Robert E. Murray                     		March 31, 2003
	  	Robert E. Murray, Director and
		Chairman

     /s/	Jeffrey A. Rothman                    		March 31, 2003
	  	Jeffrey A. Rothman, Director and
		President

    /s/ 	Joseph G. Siniscalchi               		March 31, 2003
	 	Joseph G. Siniscalchi, Director

    /s/	Edward C. Oelsner III               		March 31, 2003
	  	Edward C. Oelsner III, Director

    /s/    Richard A. Beech                   		March 31, 2003
           Richard A. Beech, Director

    /s/    Raymond A. Harris               	   		March 31, 2003
           Raymond A. Harris, Director

    /s/    Anthony J. DeLuca                  		March 31, 2003
           Anthony J. DeLuca, Director

    /s/    Frank Zafran	             		March 31, 2003
           Frank Zafran, Director

    /s/  	Jeffrey D. Hahn	                  		March 31, 2003
	    	Jeffrey D. Hahn, Chief
	  	Financial Officer








       CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management
Corporation, the general partner of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-K of the
registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrants's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

c)	presented in this annual report our conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated
in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:   March 31, 2003           /s/Jeffrey A. Rothman
                                       Jeffrey A. Rothman
                                    President, Demeter Management
                                    Corporation, general partner
                                    of the registrant

CERTIFICATIONS

I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-K of the
registrant;

2.	Based on my knowledge, this annual report does not contain
any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

c)	presented in this annual report our conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have
indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






Date:   March 31, 2003            /s/Jeffrey D. Hahn
                                     Jeffrey D. Hahn
                                     Chief Financial Officer,
                                     Demeter Management Corporation,
                                     general partner of the
                                     registrant

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

10.02	Amended and Restated Management Agreement between the
Partnership and Dean Witter Reynolds Inc., dated as of
December 29, 1995, is incorporated by reference to Exhibit
10.01 of the Partnership's Registration Statement (File No.
33-95414) on Form S-1.

10.03	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of June 22,
2000, is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-18314) filed with the
Securities and Exchange Commission on November 13, 2001.

10.04	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-18314) filed with the Securities and Exchange
Commission on November 13, 2001.

10.05	Customer Agreement between the Partnership and MS & Co.,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-
18314) filed with the Securities and Exchange Commission on November 13, 2001.

10.06	Foreign Exchange and Options Master Agreement between MS &
Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-18314) filed with the
Securities and Exchange Commission on November 13, 2001.

10.07	Securities Account Control Agreement among the Partnership,
MS & Co. and Morgan Stanley DW, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-K (File No. 0-18314) filed with the
Securities and Exchange Commission on November 13, 2001.

	13.01	December 31, 2002 Annual Report to Limited Partners is filed herewith.

99.01	Certification of President of Demeter Management Corpor-
ation, general partner of the Partnership, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02	Certification of Chief Financial Officer of Demeter
Management Corporation, general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

				       EXHIBIT 99.01



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Dean Witter Principal Plus Fund L.P. (the "Partnership") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)		The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.







By:	/s/Jeffrey A. Rothman

Name:	Jeffrey A. Rothman
Title:	President

Date:	March 31, 2003

					  EXHIBIT 99.02



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Dean Witter Principal Plus Fund L.P. (the "Partnership") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	(1)		The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and

	(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.








By:	/s/Jeffrey D. Hahn

Name:	Jeffrey D. Hahn
Title:	Chief Financial Officer

Date:	March 31, 2003

                                                                      Principal
                                                                           Plus
                                                                           Fund

            December 31, 2002
            Annual Report

    [LOGO] Morgan Stanley

DEAN WITTER PRINCIPAL PLUS FUND L.P.

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the inception-to-date return and the annualized return since inception for the Fund. Past performance is not necessarily indicative of future results.

                                                                                              INCEPTION-
                                                                                               TO-DATE   ANNUALIZED
                       1990    1991 1992 1993 1994  1995 1996  1997 1998 1999  2000 2001 2002   RETURN     RETURN
FUND                    %       %    %    %    %     %    %     %    %    %     %    %    %       %          %
-------------------------------------------------------------------------------------------------------------------
Principal Plus Fund    7.5     10.4 9.4  11.6 (8.6) 18.0 (5.3) 15.4 10.5 (3.8) 7.0  2.1  2.4    103.1       5.7
                    (10.5 mos)
-------------------------------------------------------------------------------------------------------------------

DEMETER MANAGEMENT CORPORATION

825 Third Avenue, 9th Floor
New York, NY 10022
Telephone (212) 310-6444

DEAN WITTER PRINCIPAL PLUS FUND L.P.
ANNUAL REPORT
2002

Dear Limited Partner:

  This marks the thirteenth annual report for the Dean Witter Principal Plus Fund L.P. (the "Fund"). The Fund began the year at a Net Asset Value per Unit of $1,983.47 and increased by 2.4% to $2,031.46 on December 31, 2002. The Fund has increased by 103.1% since it began trading in February 1990 (a compound annualized rate of 5.7%).

  Detailed performance information for the Fund is located in the body of the financial report. We provide a trading results by sector chart that portrays trading gains and trading losses for the year in each sector in which the Fund participates.

  The trading results by sector chart indicates the year's composite percentage returns generated by the specific assets dedicated to trading within each market sector in which the Fund participates. Please note that there is not an equal amount of assets in each market sector, and the specific allocations of assets by the Fund to each sector will vary over time within a predetermined range. Below the chart is a description of the factors that influenced trading gains and trading losses within the Fund during the year.

  Limited Partners are advised that, effective June 1, 2001, SSARIS Advisors, LLC, acquired certain assets of RXR, Inc., the trading advisor of the Fund. The management team of RXR continues to manage the day-to-day business and operations of SSARIS and SSARIS began acting as a substitute trading advisor of the Fund in December 2002. SSARIS has acquired the rights to RXR's trading program, and no change of strategy is contemplated for the Fund.

  Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, 825 Third Avenue, 9th Floor, New York, NY 10022 or your Morgan Stanley Financial Advisor.

  I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

Sincerely,

/s/ Jeffrey A. Rothman
Jeffrey A. Rothman
President
Demeter Management Corporation
General Partner

PRINCIPAL PLUS FUND

                                    [CHART]

                       Year ended December 31, 2002
                      -----------------------------
Currencies                      0.53%
Interest Rates                  4.03%
Stock Indices                  -4.26%
Energies                       -0.03%
Metals                         -0.11%
Agriculturals                  -0.21%


Note: Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. In the global interest rate futures markets, gains resulted from long positions in U.S., European, and Japanese interest rate futures as prices trended higher during the second and third quarters amid continued uncertainty in the equity markets and negative economic data.
.. In the currency markets, gains were recorded from long positions in the euro, Swiss franc, and Japanese yen relative to the U.S. dollar as the value of the dollar weakened during the second and fourth quarters amid investors' fears concerning increased tensions in the Middle East and prolonged uncertainty regarding the U.S. economy.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. In the global stock index futures markets, losses were recorded from long positions in S&P 500 stock index futures as prices moved lower throughout a majority of the year due to suspicions regarding corporate accounting practices, weak economic data, and geopolitical uncertainty.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

INDEPENDENT AUDITORS' REPORT

To the Limited Partners and the General Partner:

  We have audited the accompanying consolidated statements of financial condition of Dean Witter Principal Plus Fund L.P. and subsidiary (the "Partnership"), including the consolidated schedules of investments, as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Dean Witter Principal Plus Fund L.P. and subsidiary at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
New York, New York
February 14, 2003

DEAN WITTER PRINCIPAL PLUS FUND L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                         DECEMBER 31,
                                                    ---------------------
                                                       2002       2001
                                                    ---------- ----------
                                                        $          $
                                     ASSETS
      Equity in futures interests trading accounts:
        Cash                                         2,146,079  3,272,814
        Net unrealized gain on open contracts
         (MS&Co.)                                        4,443    423,058
        Net unrealized loss on open contracts
         (MSIL)                                        (1,383)    (47,990)
                                                    ---------- ----------
          Total net unrealized gain on open
           contracts                                     3,060    375,068
        Net option premiums                            332,375     --
                                                    ---------- ----------
          Total Trading Equity                       2,481,514  3,647,882
      Investment in zero-coupon U.S. Treasury
       Securities                                   32,138,219 32,913,297
      Unrealized gain on zero-coupon U.S. Treasury
       Securities                                      914,023  1,630,439
      Interest receivable (Morgan Stanley DW)            2,243      5,211
                                                    ---------- ----------
          Total Assets                              35,535,999 38,196,829
                                                    ========== ==========

                       LIABILITIES AND PARTNERS' CAPITAL
      LIABILITIES
      Redemptions payable                              813,900    445,453
      Accrued administrative expenses                  133,842    164,965
      Accrued brokerage fees (Morgan Stanley
       DW)                                             114,961    121,338
      Accrued management fees                           28,740     30,334
                                                    ---------- ----------
          Total Liabilities                          1,091,443    762,090
                                                    ---------- ----------
      Minority Interest                                 59,422    122,427
                                                    ---------- ----------

      PARTNERS' CAPITAL
      Limited Partners (16,228.515  and
       17,681.656 Units, respectively)              33,867,872 36,673,490
      General Partner (247.857 and 308 Units,
       respectively)                                   517,262    638,822
                                                    ---------- ----------
          Total Partners' Capital                   34,385,134 37,312,312
                                                    ---------- ----------
          Total Liabilities and
           Partners' Capital                        35,535,999 38,196,829
                                                    ========== ==========
      Total Partners' Capital                       34,385,134 37,312,312
      Less: Excess of market value over amortized
       cost of zero-coupon U.S. Treasury
       Securities                                      914,023  1,630,439
                                                    ---------- ----------
      NET ASSETS PER LIMITED
       PARTNERSHIP AGREEMENT                        33,471,111 35,681,873
                                                    ========== ==========
      NET ASSET VALUE PER UNIT                        2,031.46   1,983.47
                                                    ========== ==========

  The accompanying notes are an integral part of these consolidated financial statements.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  FOR THE YEARS ENDED
                                                     DECEMBER 31,
                                           --------------------------------
                                              2002       2001        2000
                                           ---------  ----------  ---------
                                               $          $           $
    REVENUES
    Trading profit (loss):
      Realized                               458,130   1,893,318    332,570
      Net change in unrealized              (372,008) (1,254,896) 1,249,228
                                           ---------  ----------  ---------
                                              86,122     638,422  1,581,798
    Proceeds from Litigation Settlement      722,195      --          --
                                           ---------  ----------  ---------
       Total Trading Results                 808,317     638,422  1,581,798
    Interest income                        1,868,607   2,027,119  2,361,077
    Change in value of Yield Pool           (716,416)    944,974  1,703,855
                                           ---------  ----------  ---------
       Total                               1,960,508   3,610,515  5,646,730
                                           ---------  ----------  ---------
    EXPENSES
    Brokerage fees (Morgan Stanley DW)     1,398,817   1,488,976  1,683,956
    Management fees                          349,705     372,244    420,989
    Administrative expenses                  123,000      97,000     93,000
    Transaction fees and costs                41,178      51,600     73,484
                                           ---------  ----------  ---------
       Total                               1,912,700   2,009,820  2,271,429
                                           ---------  ----------  ---------
    INCOME BEFORE MINORITY
     INTEREST                                 47,808   1,600,695  3,375,301
    Less: Minority interest                  (63,005)    (64,942)   (10,711)
                                           ---------  ----------  ---------
    NET INCOME                               110,813   1,665,637  3,386,012
                                           =========  ==========  =========
    NET INCOME ALLOCATION:
    Limited Partners                         113,373   1,635,481  3,337,305
    General Partner                           (2,560)     30,156     48,707
                                           ---------  ----------  ---------
    NET INCOME                               110,813   1,665,637  3,386,012
    Less: Change in excess of market value
     over amortized cost of zero-coupon
     U.S. Treasury Securities               (716,416)    944,974    685,465
                                           ---------  ----------  ---------
    NET INCOME ALLOCATED TO
     PARTNERS FOR TAX AND NET
     ASSET VALUATION                         827,229     720,663  2,700,547
                                           =========  ==========  =========
    NET INCOME ALLOCATION FOR TAX AND
     NET ASSET VALUATION
    Limited Partners                         815,268     707,808  2,660,735
    General Partner                           11,961      12,855     39,812

    NET INCOME PER UNIT FOR TAX AND
     NET ASSET VALUATION
    Limited Partners                           47.99       41.60     126.37
    General Partner                            47.99       41.60     126.37

  The accompanying notes are an integral part of these consolidated financial statements.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                            UNITS OF
                           PARTNERSHIP  LIMITED     GENERAL
                            INTEREST    PARTNERS    PARTNER     TOTAL
                           ----------- ----------  --------  ----------
                                           $           $          $
        Partners' Capital,
        December 31, 1999  24,187.732  43,352,757   559,959  43,912,716
        Net income             --       3,337,305    48,707   3,386,012
        Redemptions        (4,214.751) (7,828,381)    --     (7,828,381)
                           ----------  ----------  --------  ----------
        Partners' Capital,
        December 31, 2000  19,972.981  38,861,681   608,666  39,470,347
        Net income             --       1,635,481    30,156   1,665,637
        Redemptions        (1,983.325) (3,823,672)    --     (3,823,672)
                           ----------  ----------  --------  ----------
        Partners' Capital,
        December 31, 2001  17,989.656  36,673,490   638,822  37,312,312
        Net income             --         113,373    (2,560)    110,813
        Redemptions        (1,513.284) (2,918,991) (119,000) (3,037,991)
                           ----------  ----------  --------  ----------
        Partners' Capital,
        December 31, 2002  16,476.372  33,867,872   517,262  34,385,134
                           ==========  ==========  ========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                FOR THE YEARS ENDED
                                                   DECEMBER 31,
                                        ----------------------------------
                                           2002        2001        2000
                                        ----------  ----------  ----------
                                            $           $           $
     CASH FLOWS FROM
      OPERATING ACTIVITIES
     Net income                            110,813   1,665,637   3,386,012
     Noncash items included in net
      income:
       Net change in unrealized            372,008   1,254,896  (1,249,228)
       Change in value of Yield Pool       716,416    (944,974) (1,703,855)
     (Increase) decrease in operating
      assets:
       Net option premiums                (332,375)    365,750    (365,750)
       Investment in zero-coupon
        U.S. Treasury Securities           775,078   2,742,555   4,711,684
       Interest receivable (Morgan
        Stanley DW)                          2,968      17,218       2,297
     Increase (decrease) in operating
      liabilities:
       Accrued administrative
        expenses                          (31,123)      44,962      (1,841)
       Accrued brokerage fees
        (Morgan Stanley DW)                (6,377)     (15,235)    (18,978)
       Accrued management fees             (1,594)      (3,809)     (4,745)
                                        ----------  ----------  ----------
     Net cash provided by operating
      activities                         1,605,814   5,127,000   4,755,596
                                        ----------  ----------  ----------

     CASH FLOWS FROM
      FINANCING ACTIVITIES
     Increase (decrease) in redemptions
      payable                              368,447  (1,383,403)    487,304
     Decrease in minority interest         (63,005)    (64,942)    (10,711)
     Redemptions of Units               (3,037,991) (3,823,672) (7,828,381)
                                        ----------  ----------  ----------
     Net cash used for financing
      activities                        (2,732,549) (5,272,017) (7,351,788)
                                        ----------  ----------  ----------
     Net decrease in cash               (1,126,735)   (145,017) (2,596,192)
     Balance at beginning of period      3,272,814   3,417,831   6,014,023
                                        ----------  ----------  ----------
     Balance at end of period            2,146,079   3,272,814   3,417,831
                                        ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

CONSOLIDATED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2002 AND 2001

FUTURES AND FORWARD CONTRACTS:                                    LONG GAIN/(LOSS) SHORT GAIN/(LOSS) NET UNREALIZED GAIN/(LOSS)
------------------------------                                    ---------------- ----------------- --------------------------

2002 PARTNERSHIP NET ASSETS: $34,385,134                                 $                 $                     $
Foreign currency                                                        59,190           14,463                 73,653
Interest Rate                                                           85,884             (158)                85,726
Equity                                                                (184,112)              --               (184,112)
Commodity                                                               10,327            2,674                 13,001
                                                                      --------          -------               --------
  Grand Total:                                                         (28,711)          16,979                (11,732)
                                                                      ========          =======
  Unrealized Currency Gain                                                                                      14,792
                                                                                                              --------
  Total Net Unrealized Gain per Statement of Financial Condition                                                 3,060
                                                                                                              ========

2001 PARTNERSHIP NET ASSETS: $37,312,312
Foreign currency                                                       167,119           40,797                207,916
Interest Rate                                                           67,449           84,199                151,648
Commodity                                                              (75,843)          13,710                (62,133)
Equity                                                                  54,000            5,524                 59,524
                                                                      --------          -------               --------
  Grand Total:                                                         212,725          144,230                356,955
                                                                      ========          =======
  Unrealized Currency Gain                                                                                      18,113
                                                                                                              --------
  Total Net Unrealized Gain per Statement of Financial Condition                                               375,068
                                                                                                              ========

FUTURES AND FORWARD CONTRACTS:                                    PERCENTAGE OF NET ASSETS # OF CONTRACTS/NOTIONAL AMOUNTS
------------------------------                                    ------------------------ -------------------------------

2002 PARTNERSHIP NET ASSETS: $34,385,134                                     %
Foreign currency                                                            0.22                        680,025
Interest Rate                                                               0.25                            141
Equity                                                                     (0.54)                            58
Commodity                                                                   0.04                             42
                                                                           -----
  Grand Total:                                                             (0.03)
                                                                           =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


2001 PARTNERSHIP NET ASSETS: $37,312,312
Foreign currency                                                            0.56                      2,210,099
Interest Rate                                                               0.41                            287
Commodity                                                                  (0.17)                           223
Equity                                                                      0.16                             61
                                                                           -----
  Grand Total:                                                              0.96
                                                                           =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition

  The accompanying notes are an integral part of these consolidated financial statements.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION. Dean Witter Principal Plus Fund L.P. (the "Partnership") is a limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts and forward contracts on physical commodities and other commodity interests (collectively, "futures interests").
  The Partnership's objective is to achieve long-term appreciation while assuring investors at least a 3% compound annual rate of return over approximately seven and one-half years from February 1, 1996 to August 31, 2003. At August 31, 2003, which is the Partnership's "Guaranteed Redemption Date," the Net Asset Value is guaranteed to be at least $1,961.00 per Unit. The Partnership initially invested approximately 80% of the Partnership's assets in zero-coupon U.S. Treasury Securities (the "Yield Pool") to accomplish this objective. The Partnership's remaining assets have been contributed to its subsidiary, Dean Witter Principal Plus Fund Management L.P. (the "Trading Company"), which was established solely to trade in futures interests on behalf of the Partnership.
  The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited
("MSIL"). Demeter, Morgan Stanley DW, MS&Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisor to the Partnership is SSARIS Advisors, LLC (the "Trading Advisor").
  Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.
  Effective December 6, 2002, SSARIS Advisors, LLC ("SSARIS") replaced RXR Inc. as Trading Advisor to the Partnership. SSARIS acquired RXR's trading program and there has been no change of trading strategy.
  Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the Limited Partners based upon their proportional ownership interests.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)


USE OF ESTIMATES.   The financial statements are prepared in accordance with
accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Partnership and the Trading Company. All intercompany balances have been eliminated.
  The ownership by Demeter in the Trading Company represents a minority interest in the Partnership. Demeter's share of the Trading Company's profits and losses is deducted from consolidated results of operations.

REVENUE RECOGNITION. The Yield Pool is valued at cost plus accreted interest with the accumulated unrealized gain (loss) on the zero-coupon U.S. Treasury Securities separately disclosed. The annual change in the Yield Pool's market value is reflected in the consolidated statements of operations. The consolidated statements of financial condition and the consolidated statements of operations have been reconciled to reflect Net Assets, Net Asset Value per Unit and Net Income (Loss) in accordance with the terms of the Limited Partnership Agreement.
  The following information pertains to the Yield Pool at December 31, 2002 and 2001:

                                                              2002       2001
                                                           ---------- ----------
                                                               $          $
Year to Date Accreted Interest Income                       1,826,766  1,890,702
Cost of Yield Pool at year end                             21,788,470 23,609,129
Accreted Interest Receivable at year end                   10,349,749  9,304,168
Market Value of Yield Pool at year end                     33,052,242 34,543,736

  Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profit (loss) on open contracts from one period to the next in the consolidated statements of operations.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

  Monthly, Morgan Stanley DW pays interest income on 90% of the Trading Company's average daily Net Assets as defined in the Limited Partnership Agreement for the month at a prevailing rate on U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies owed to the Trading Company on futures interests.

NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

CONDENSED SCHEDULES OF INVESTMENTS. In March 2001, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-1, "Amendment to the Scope of Statement of Position 95-2, Financial Reporting by Nonpublic Investment Partnerships, to Include Commodity Pools" effective for fiscal years ending after December 15, 2001. Accordingly, commodity pools are required to include a condensed schedule of investments identifying those investments which constitute more than 5% of Net Assets, taking long and short positions into account separately.

EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnership's asset "Equity in futures interests trading accounts", reflected in the consolidated statements of financial condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co. and MSIL to be used as margin for trading; (B) net unrealized gains or losses on open contracts which are valued at market, and calculated as the difference between original contract value and market value; and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.
  The Partnership, in the normal course of business, enters into various contracts with MS&Co. and MSIL acting as its commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading results in unrealized gains or losses, the amounts are offset and reported on a net basis on the

DEAN WITTER PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Partnership's consolidated statements of financial condition.
  The Partnership has offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under terms of the master netting agreement with MS&Co., the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

BROKERAGE FEES AND RELATED TRANSACTION FEES AND COSTS. The monthly brokerage fee is equal to 1/3 of 1% per month (a 4% annual rate) of the Partnership's adjusted month-end Net Assets. Transaction fees and costs are accrued on a half-turn basis. In 2002, 2001, and 2000, the brokerage fees charged were the equivalent of a roundturn commission charge of approximately $170, $138, and $157, respectively, per contract traded.

OPERATING EXPENSES. The Partnership bears all operating expenses related to its trading activities. These include filing fees, clerical, administrative, auditing, accounting, mailing, printing and other incidental operating expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a monthly management fee and may incur an incentive fee. Demeter bears all other operating expenses.

REDEMPTIONS. As of the last day of any calendar quarter, Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit upon five business days advance notice by redemption form to Demeter.
  During 2002, 2001, and 2000, the Partnership sold securities in the Yield Pool in order to fund redemptions as detailed below:

                                       2002       2001      2000
                                     --------- ---------- ---------
                                        $          $         $
             Cost of Securities Sold 1,820,659  3,453,609 5,352,371
             Interest Accreted on
              Securities Sold          781,186  1,179,649 1,468,197
             Proceeds from Sale of
              Securities             2,701,992  4,775,331 6,700,824

DEAN WITTER PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)


DISTRIBUTIONS. The Partnership will not make any distributions until after the Guarantee Period, and thereafter will only make distributions on a pro-rata basis at the sole discretion of Demeter.

INCOME TAXES. No provision for income taxes has been made in the accompanying consolidated financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

DISSOLUTION OF THE PARTNERSHIP. The Partnership will terminate on December 31, 2025, or at an earlier date if certain conditions set forth in the Limited Partnership Agreement occur.
  The Trading Company may terminate operations if its Net Assets decline to 5% or less of consolidated Partnership Net Assets, and will terminate operations if its Net Assets decline to less than 3% of consolidated Partnership Net Assets. At December 31, 2002 and 2001, the Trading Company had Net Assets of $2,192,931 and $3,341,255 respectively, which represented 6% and 9% respectively, of the consolidated Partnership's Net Assets at the respective dates. If the operations of the Trading Company ceased, the remaining Net Assets would be returned to the Partnership and held until the end of the Guarantee Period, when they would be distributed to the Limited Partners.

LITIGATION SETTLEMENT. On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator and received payment of this settlement award in the amount of $722,195 as of August 30, 2002.

--------------------------------------------------------------------------------
2. RELATED PARTY TRANSACTIONS
The Trading Company pays a monthly brokerage fee to Morgan Stanley DW as described in Note 1. The Partnership's and Trading Company's cash is on deposit with Morgan Stanley DW, MS&Co., and MSIL in futures interests trading accounts to meet margin requirements as needed. Morgan Stanley DW pays

DEAN WITTER PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

interest on these funds as described in Note 1. The Yield Pool is on deposit with Morgan Stanley DW in a customer security account. Pursuant to the Limited Partnership Agreement, Demeter initially invested $200,000 of General Partnership Interest in the Trading Company.

--------------------------------------------------------------------------------
3. TRADING ADVISOR
Compensation to SSARIS as trading advisor consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE. The Partnership pays a monthly management fee equal to 1/12 of 1% per month (a 1% annual rate) of the Partnership's adjusted Net Assets, as defined in the Limited Partnership Agreement, as of the last day of each month.

INCENTIVE FEE. The Partnership pays an annual incentive fee to SSARIS equal to 15% of the "New Appreciation", as defined in the Limited Partnership Agreement, of the Trading Company's Net Assets as of the end of each annual incentive period ending December 31. Such incentive fee is accrued in each month in which New Appreciation occurs. In those months in which New Appreciation is negative, previous accruals, if any, during the incentive period are reduced.

--------------------------------------------------------------------------------
4. FINANCIAL INSTRUMENTS
The Partnership trades futures contracts, options on futures contracts and forward contracts on physical commodities and other commodity interests.
Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.
  The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

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

(1)One or more underlying notional amounts or payment provisions;

(2)Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;

(3)Terms require or permit net settlement.

  Generally derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors and collars.
  The net unrealized gains on open contracts at December 31, reported as a component of "Equity in futures interests trading accounts" on the consolidated statements of financial condition, and their longest contract maturities were as follows:

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS      LONGEST MATURITIES
                   --------------------------- -------------------
                               OFF-                        OFF-
                   EXCHANGE- EXCHANGE-         EXCHANGE- EXCHANGE-
              YEAR  TRADED    TRADED    TOTAL   TRADED    TRADED
              ---- --------- --------- ------- --------- ---------
                       $         $        $
              2002      197    2,863     3,060 Mar. 2003 Mar. 2003
              2001  361,492   13,576   375,068 Mar. 2002 Mar. 2002

  The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's consolidated statements of financial condition.
  The Partnership also has credit risk because Morgan Stanley DW, MS&Co., and MSIL act as the futures commission merchants or the counterparties with

DEAN WITTER PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co. and MSIL, each as a futures commission merchant for all of the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $2,146,276 and $3,634,306 at December 31, 2002 and 2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(concluded)


--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

                                                               PER UNIT
                                                              ---------
        NET ASSET VALUE, JANUARY 1, 2002:                     $1,983.47
                                                              ---------
        NET OPERATING RESULTS:
          Realized Profit                                         26.76
          Unrealized Loss                                        (21.39)
          Proceeds from Litigation Settlement                     41.54
          Interest Income                                        107.47
          Change in Value of the Yield Pool                      (41.62)
          Expenses                                              (110.01)
                                                              ---------
          Income before Minority Interest                          2.75
          Add: Minority Interest                                   3.62
                                                              ---------
          Net Income                                               6.37
        Less: Change in excess of market value over amortized
         cost of zero-coupon U.S. Treasury Securities            (41.62)
                                                              ---------
        Net Income Allocated to Partners For Tax and Net
         Asset Valuation                                          47.99
                                                              ---------
        NET ASSET VALUE, DECEMBER 31, 2002:                    2,031.46
                                                              =========

          Expense Ratio                                            5.5%
          Net Income Ratio                                         0.3%

        TOTAL RETURN                                               2.4%

                                                           PRESORTED
                                                       FIRST CLASS MAIL
                                                         U.S. POSTAGE
                                                             PAID
                                                          PERMIT #374
                                                         LANCASTER, PA


    Demeter Management Corporation
    825 Third Avenue, 9th Floor
    New York, NY 10022


[LOGO] Morgan Stanley

ADDRESS SERVICE REQUESTED

[LOGO] printed on recycled paper