Form 10-Q
period 2003-03-31
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 2003-05-15
CIK 854915

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from                to


Commission File Number 0-18314

	DEAN WITTER PRINCIPAL PLUS FUND L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3541588
(State or other jurisdiction of		   	 (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
825 Third Avenue, 9th Floor
New York, NY							     	   10022
(Address of principal executive offices)	  	      (Zip Code)

Registrant?s telephone number, including area code  (212) 310-6444




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

Yes    X       	No__________



       <table>	DEAN WITTER PRINCIPAL PLUS FUND L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2003




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	Consolidated Statements of Financial Condition as of
	March 31, 2003 (Unaudited) and December 31, 2002............. 2

	Consolidated Statements of Operations for the Quarters
	Ended March 31, 2003 and 2002 (Unaudited) ................... 3

	Consolidated Statements of Changes in Partners? Capital for
	the Quarters Ended March 31, 2003 and 2002 (Unaudited)....... 4

	Consolidated Statements of Cash Flows for the Quarters
	Ended March 31, 2003 and 2002 (Unaudited).................... 5

	Notes to Consolidated Financial Statements (Unaudited).... 6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations....... 12-17

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk......................................... 18-31

Item 4.	Controls and Procedures................................ 31



Part II. OTHER INFORMATION

Item 1.	Legal Proceedings...................................... 32

Item 5.	Other Information................................... 32?34

Item 6.	Exhibits and Reports on Form 8-K.................... 34-35




       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	                      March 31,	     December 31,
                                           2003      	    2002
	                       $	    $
	                      (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	1,981,422	2,146,079

	Net unrealized loss on open contracts (MSIL)	        (1,441)	       (1,383)
	Net unrealized gain (loss) on open contracts (MS & Co.)	      (41,411)	       4,443

	Total net unrealized gain (loss) on open contracts	(42,852)	     3,060
	Net option premiums	            ?     	     332,375

	     Total Trading Equity	1,938,570	  2,481,514

Investment in zero-coupon U.S. Treasury Securities	31,797,794	32,138,219
Unrealized gain on zero-coupon U.S. Treasury Securities	549,232	914,023
Interest receivable (Morgan Stanley DW)	         1,734	         2,243

	     Total Assets	34,287,330	35,535,999

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

	Redemptions payable	1,177,815	813,900
	Accrued administrative expenses	125,756	133,842
	Accrued brokerage fees (Morgan Stanley DW)	112,041	114,961
	Accrued management fees  	        28,010	       28,740

	     Total Liabilities	   1,443,622	  1,091,443

Minority Interest	        26,754	       59,422

Partners? Capital
	Limited Partners (15,648.284 and 16,228.515 Units, respectively)	32,305,263	33,867,872
	General Partner (247.857 Units)	       511,691	     517,262

	Total Partners? Capital	  32,816,954	34,385,134

	     Total Liabilities and Partners? Capital	  34,287,330	35,535,999

Total Partners? Capital	32,816,954	34,385,134

Less: Excess of market value over amortized
   cost of zero-coupon U.S. Treasury Securities	       549,232	     914,023

NET ASSETS PER LIMITED PARTNERSHIP AGREEMENT	  32,267,722	33,471,111

NET ASSET VALUE PER UNIT	      2,029.91	    2,031.46

	The accompanying notes are an integral part of these consolidated financial statements.


       <table>
	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	     For the Quarters Ended March 31,

	      2003   	   2002
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	4,788	302,258
		Net change in unrealized	     (45,912)	   (529,281)

		  Total Trading Results 	(41,124)	(227,023)

	Interest income	446,959	467,190
	Change in value of Yield Pool	    (364,791)	   (433,951)

		  Total  	        41,044	   (193,784)

EXPENSES

	Brokerage fees (Morgan Stanley DW)	336,616	357,046
	Management fees	84,154	89,261
	Administrative expenses	39,000	24,000
	Transaction fees and costs	          4,307	      13,518

		  Total	      464,077	    483,825

LOSS BEFORE MINORITY INTEREST	   (423,033)	(677,609)

Less:  Minority interest	     (32,668)	     (35,777)

NET LOSS	    (390,365)	   (641,832)

NET LOSS ALLOCATION
		Limited Partners	(384,794)	(628,502)
		General Partner	        (5,571)	     (13,330)

NET LOSS	(390,365)	(641,832)
Less:  Change in excess of market value over
	amortized cost of zero-coupon U.S. Treasury Securities	    (364,791)	   (433,951)

NET LOSS ALLOCATED TO PARTNERS
  FOR TAX AND NET ASSET VALUATION	      (25,574)	   (207,881)

Net Loss Allocation for Tax and Net Asset
  Valuation
		Limited Partners	(25,175)	(204,729)
		General Partner	(399)	(3,152)
Net Loss Per Unit for Tax and Net Asset
  Valuation
		Limited Partners	(1.55)	(11.56)
		General Partner	(1.55)	(11.56)

The accompanying notes are an integral part of these consolidated financial statements.


       <table>
	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2003 and 2002
	(Unaudited)




	  Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners? Capital,
	December 31, 2001	17,989.656	36,673,490	638,822	37,312,312

Net Loss                                                                    ?		(628,502)	(13,330)	(641,832)

Redemptions	    (321.280)	   (554,533)	    (79,000)	   (633,533)

Partners? Capital,
	March 31, 2002	 17,668.376	35,490,455	  546,492	36,036,947





Partners? Capital,
	December 31, 2002	16,476.372	33,867,872	517,262	34,385,134

Net Loss                                                                    ?		(384,794)	(5,571)	(390,365)

Redemptions	(580.231)           	(1,177,815)               ?      	(1,177,815)

Partners? Capital,
	March 31, 2003	 15,896.141	32,305,263	  511,691	32,816,954













The accompanying notes are an integral part of these consolidated financial statements.


       <table>	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2003     	      2002
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(390,365)	(641,832)
Noncash item included in net loss:
		Net change in unrealized	45,912	529,281
		Change in value of Yield Pool	364,791	433,951

(Increase) decrease in operating assets:
		Net option premiums	332,375                              ?
		Investment in zero-coupon U.S. Treasury Securities	340,425	(23,521)
		Interest receivable (Morgan Stanley DW)	509	1,117

Increase (decrease) in operating liabilities:
		Accrued administrative expenses	(8,086)	10,555
		Accrued brokerage fees (Morgan Stanley DW)	(2,920)	(2,307)
		Accrued management fees	             (730)	          (576)

Net cash provided by operating activities	       681,911	    306,668


CASH FLOWS FROM FINANCING ACTIVITIES

Increase in redemptions payable	363,915	188,080
Decrease in minority interest	(32,668)	(35,777)
Redemptions of Units	   (1,177,815)	   (633,533)

Net cash used for financing activities	      (846,568)	   (481,230)

Net decrease in cash	   (164,657)	(174,562)

Balance at beginning of period	    2,146,079	  3,272,814

Balance at end of period	    1,981,422	  3,098,252





	The accompanying notes are an integral part of these consolidated financial statements.



       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)


The unaudited consolidated financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Principal Plus Fund L.P. (the ?Partnership?). The consolidated financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2002 Annual Report on Form 10-K.

1.  Organization
Dean Witter Principal Plus Fund L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests.

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisor to the Partnership is SSARIS Advisors, LLC (the ?Trading Advisor?).
       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Revenue Recognition
The zero-coupon United States Treasury Securities (?the Yield Pool?) are valued at cost plus accreted interest with the accumulated unrealized gain on the zero-coupon U.S. Treasury Securities separately disclosed. The year-to-date change in the Yield Pool?s market value is reflected in the consolidated statements of operations. The consolidated statements of financial condition and the consolidated statements of operations have been reconciled to reflect net assets, net asset value per unit and net income (loss) in accordance with the terms of the Limited Partnership Agreement. For the quarter ended March 31, 2003, $441,795 of interest income has been accreted on the Yield Pool. At March 31, 2003, the cost of the Yield Pool was $21,258,812 and the accreted interest receivable thereon was $10,538,982. The market value of the Yield Pool on March 31, 2003 was $32,347,026.

3.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS &
Co., and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S.
Treasury bills.  The Partnership pays brokerage fees to Morgan
Stanley DW.
       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the consolidated statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses)
	  on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded 	 Traded 	Total	 Traded 	 Traded
	   $	   $	  $
Mar. 31, 2003	(34,150)	(8,702)	(42,852)	 Jul. 2003	 Jul. 2003
Dec. 31, 2002	            197	2,863	3,060	Mar. 2003	Mar. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts
       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

reflected in the Partnership?s consolidated statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership?s exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $1,947,272 and $2,146,276 at March 31, 2003 and December 31, 2002, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward
       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure to off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


       Item 2.	MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for the Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership?s assets held by the commodity brokers may be used as margin solely for the Partnership?s trading. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no
       trading. These market conditions could prevent the
Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

The Partnership has never had illiquidity affect a material portion of its assets. Furthermore, there are no material trends, demands, commitments, events or uncertainties known at the present time that will result in, or that are reasonably likely to result in, the Partnership?s liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore, the impact of future redemptions of Units.
       There are no known material trends, favorable or
unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time. The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership?s liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day and the value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2003 and 2002, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading
       activities on behalf of the Partnership and how the
Partnership has performed in the past.

The Partnership?s results of operations set forth in financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Consolidated Statements of Operations as ?Net change in unrealized profit/loss? for open (unrealized) contracts, and recorded as ?Realized profit/loss? when open positions are closed out, and the sum of these amounts constitutes the Partnership?s trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2003
For the quarter ended March 31, 2003, the Partnership recorded total trading revenues, including interest income and change in
       value of the Yield Pool, of $41,044 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 1.0% were recorded in the global stock index markets from long positions in S&P 500 Index futures as equity prices declined in January and February amid continued political and economic uncertainty. A portion of the Partner-ship?s overall losses was offset by gains of approximately 0.5% in the global interest rate markets from long positions in European and U.S. interest rate futures as prices trended higher during February as investors continued to seek the ?safe haven? of fixed income investments in response to continued uncertainty in the global equity markets. Additional gains of approximately 0.3% were recorded in the energy markets during January and February from long positions in natural gas futures as prices increased sharply due to prolonged frigid temperatures in the northeastern and midwestern U.S. Elsewhere in the energy markets, long positions in crude oil futures resulted in gains as prices trended higher during January and February amid the looming threat of a Coalition-led war against Iraq and an overall decline in inventories. Total expenses for three months ended March 31, 2003 were $464,077, resulting in a loss before minority interest of $423,033. The minority interest in such loss was $32,668, resulting in a net loss of $390,365 for the Partnership. The net asset value of a Unit decreased from $2,031.46 at December 31, 2002 to $2,029.91 at March 31, 2003.



       For the Quarter Ended March 31, 2002
For the quarter ended March 31, 2002, the Partnership recorded total trading losses net of interest income and change in value of the Yield Pool, of $193,784 and posted a decrease in net asset value per Unit. The most significant losses of approximately 0.6% were recorded in the currency markets primarily during late February and early March from short positions in the Japanese yen as its value strengthened relative to the U.S. dollar and Swiss franc amid a rally in Japanese stock prices and a repatriation of assets back to Japan. As a result of this strengthening, new long yen positions were established only to experience additional losses as the yen?s value reversed lower on expectations that the repatriation of assets will be ending ahead of the Japanese fiscal year-end. Additional losses of approximately 0.3% were recorded in the global interest rate futures markets during March from long U.S. interest rate futures positions as prices reversed lower early in the month amid rising interest rates and signs that the U.S. economy could be improving. A portion of the Partnership?s overall losses was offset by gains of approximately 0.2% recorded in the energy markets during March from long positions in crude oil futures as prices trended higher amid escalating tensions in the Middle East and supply/demand factors. Total expenses for the three months ended March 31, 2002 were $483,825, resulting in a loss before minority interest of $677,609. The minority interest in such loss was $35,777, resulting in a net loss of $641,832 for the Partnership. The net asset value of a Unit decreased from $1,983.47 at December 31, 2001 to $1,971.91 at March 31, 2002.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership?s main business activities.

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership?s open positions, and consequently, in its earnings and cash flow.

The Partnership?s total market risk is influenced by a wide variety of factors, including the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets. At different times,
       each of these factors may act to increase or decrease the market risk associated with the Partnership.

The Partnership?s past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date or any reasonable expectations based upon historical changes in market value.

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark-to-market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-
       traded futures, forwards, and options are settled daily through variation margin.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk (?VaR?). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership?s trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The historical observation period of the Partnership?s VaR is approximately four years. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100. VaR typically does not represent the worst case outcome.

       VaR is calculated using historical simulation.  Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and does not distinguish between exchange and non-exchange-traded instruments and is also not based on exchange and/or dealer-based margin requirements.

VaR models, including the Partnership?s, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
       The following table indicates the VaR associated with the
Partnership?s open positions as a percentage of total net assets by primary market risk category at March 31, 2003 and 2002. At March 31, 2003 and 2002, the Partnership?s total capitalization was approximately $33 million and $36 million, respectively.

Primary Market            March 31, 2003          March 31, 2002
Risk Category	  	      Value at Risk	          Value at Risk

Equity	(0.19)%	(1.00)%
Interest Rate	 (0.13)	(0.30)
Currency	(0.03)	(0.16)
Commodity	(0.02)	(0.13)
Aggregate Value at Risk	(0.20)%	(1.09)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk above represents the VaR of the Partnership?s open positions across all market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across assets classes.

The table above represents the VaR of the Partnership?s open positions at March 31, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership?s only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change
       significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR. The table below supplements the quarter-end VaR by presenting the Partnership?s high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2002 through March 31, 2003.

Primary Market Risk Category        High      Low      Average
Equity	(0.82)%	(0.19)%	(0.42)%
Interest Rate	(0.60)	(0.13)	(0.25)
Currency	(0.28)	(0.03)	(0.12)
Commodity	(0.15)	(0.02)	(0.07)
Aggregate Value at Risk	(0.99)%	(0.20)%	(0.48)%

Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership?s open positions thus creates a ?risk of ruin? not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed
       and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such ?risk of ruin?. In addition, VaR risk measures should be viewed in light of the methodology?s limitations, which include the following:
*	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;
*	VaR results reflect past trading positions while future risk depends on future positions;
*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
*	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2003 and 2002, and for the end of the four quarterly reporting periods from April 1, 2002 through March 31, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a
       particular day will not exceed the VaR amounts indicated
above or that such losses will not occur more than once in 100 trading days.
Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At March 31, 2003, the Partnership?s cash balance at Morgan Stanley DW was approximately 5% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

The Partnership also has non-trading risk on the zero-coupon U.S. Treasury Securities it holds to support the guaranteed net asset value per Unit at the Guaranteed Redemption Date of August 31, 2003. The fair value of these securities is subject to interest rate risk.

For non-trading securities, the Partnership measures its market risk using sensitivity analysis. The sensitivity analysis estimates the potential change in fair value based on a hypothetical 10% change in interest rates. Based on the current valuation of the Partnership?s zero-coupon U.S. Treasury Securities, such a change in interest rates will cause an
       approximately 3.22% decline in their fair value.  Such a change will not have a material effect on the net asset value per Unit.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market
       participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2003 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The primary market exposure of the Partnership at March 31, 2003 was to the global stock index sector. The primary equity exposure was to price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2003, the Partnership?s primary exposures were to the S&P 500 (U.S.) stock index. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S. indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being ?whipsawed? into numerous small losses.

Interest Rate. The second largest market exposure at March 31, 2003 was to the global interest rate sector. Exposure was primarily spread across the U.S. and European interest rate
       sectors.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations ? e.g., Australia. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The Partnership?s currency exposure at March 31, 2003 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates ? i.e., positions between two currencies other than the U.S. dollar. At March 31, 2003, the Partnership?s major exposures were to the euro and Japanese yen cross-rates and outright U.S. dollar positions. Outright
       positions consist of the U.S. dollar vs. other currencies.
 These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership?s currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Commodity
Energy. At March 31, 2003, the Partnership?s energy exposure was shared primarily by futures contracts in crude oil and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals.  At March 31, 2003, the
Partnership had exposure to the cotton market. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

       Metals.  The Partnership?s metals exposure at March
31, 2003 was to fluctuations in the price of base metals, such as nickel. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading
Advisor, from time to time, takes positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following were the only non-trading risk exposures of the Partnership at March 31, 2003:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2003 were in Japanese yen and euros. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Zero-coupon U.S. Treasury Securities
It is the Partnership?s intention to hold the zero-coupon
U.S. Treasury Securities until their August 15, 2003 maturity date, except as needed to fund quarterly redemptions. Consequently, the period to period interest rate risk these securities are subject to is not considered material.

       Qualitative Disclosures Regarding Means of Managing Risk
Exposure
The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instruments, cash and zero-coupon U.S. Treasury
Securities. Cash and zero-coupon U.S. Treasury Securities are the only Partnership investments directed by Demeter, rather than the Trading Advisor.

Item 4.  CONTROLS AND PROCEDURES

 (a)	    As of a date within 90 days of the filing date of this
quarterly report, the President and Chief Financial
Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act), and have judged such controls and procedures to be effective.

 (b)	    There have been no significant changes in the
Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 5.  OTHER INFORMATION
Changes in Management. The following changes have been made to the Board of Directors and Officers of Demeter Management
Corporation, the general partner:

Mr. Anthony J. DeLuca resigned the position of Director of Demeter.

Mr. Edward C. Oelsner resigned the position of Director of Demeter.

Mr. Joseph G. Siniscalchi resigned the position of Director of Demeter.

Mr. Douglas J. Ketterer, age 37, was named a Director of Demeter, subject to Mr. Ketterer being confirmed as a principal of Demeter by the National Futures Association. Mr. Ketterer is a Managing Director and head of the Strategic Solutions Group, which is comprised of the Global Product Development Group, Financial Planning, Mutual Fund Advisory Group, Retirement Strategies, Education Strategies, Gifting Strategies, External Mutual Funds and the Global Portfolio Analysis and Research Departments. Mr.
       Ketterer joined the firm in 1990 in the Corporate Finance
Division as a part of the Retail Products Group. He later moved to the origination side of Investment Banking, and then, after the merger between Morgan Stanley and Dean Witter, served in the Product Development Group at Morgan Stanley Dean Witter Advisors (now known as Morgan Stanley Funds). From the summer of 2000 to the summer of 2002, Mr. Ketterer served as the Chief Administrative Officer for Morgan Stanley Investment Management, where he headed the Strategic Planning & Administrative Group. Mr. Ketterer received his M.B.A. from New York University?s Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

Mr. Jeffrey S. Swartz, age 36, was named a Director of Demeter, subject to Mr. Swartz being confirmed as a principal of Demeter by the National Futures Association. Mr. Swartz is a Managing Director and Chief Operating Officer of Investor Advisory Services (?IAS?). Mr. Swartz began his career with Morgan Stanley in 1990, working as a Financial Advisor in Boston. He was appointed Sales Manager of the Boston office in 1994, and served in that role for two years. In 1996, he was named Branch Manager of the Cincinnati office. In 1999, Mr. Swartz was named Associate Director of the Midwest region, which consisted of 10 states and approximately 90 offices. Mr. Swartz served in this capacity until October of 2001, when he was named Director of IAS Strategy and relocated to IAS headquarters in New York. In December of 2002, Mr. Swartz was promoted to Managing Director
       and Chief Operating Officer of IAS.  Mr. Swartz received his degree in Business Administration from the University of New
Hampshire.

Mr. Jeffrey D. Hahn, Chief Financial Officer of the Demeter, was named a Director of Demeter.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Amended and Restated Limited Partnership Agreement of the
Partnership, dated as of August 29, 1995, is incorporated
by reference to Exhibit 3.01 and Exhibit 3.02 of the Partnership?s Registration Statement (File No. 33-95414)
on Form S-1.
10.01	Amended and Restated Management Agreement among the
Partnership, Demeter and RXR, Inc., dated as of December
29, 1995, is incorporated by reference to Exhibit 10.02
of the Partnership?s Registration Statement (File No.
33?95414) on Form S-1.
10.02	Amended and Restated Management Agreement between the
Partnership and Dean Witter Reynolds Inc., dated as of
December 29, 1995, is incorporated by reference to
Exhibit 10.01 of the Partnership?s Registration Statement
(File No. 33-95414) on Form S-1.
10.03	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of June 22,
2000, is incorporated by reference to Exhibit 10.01 of
the Partnership?s Form 8-K (File No. 0-18314) filed with
the Securities and Exchange Commission on November 13,
2001.
10.04	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership?s Form 8-K
(File No. 0-18314) with the Securities and Exchange
Commission on November 13, 2001.

10.05	Customer Agreement between the Partnership and MS & Co.,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Form 8-K (File No.
0?18314) filed with the Securities and Exchange
Commission on November 13, 2001.
10.06	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is
incorporated by reference to Exhibit 10.05 of the
Partnership?s Form 8-K (File No. 0-18314) filed with the
Securities and Exchange Commission on November 13, 2001.
10.07	Securities Account Control Agreement among the
Partnership, MS & Co. and Morgan Stanley DW dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership?s Form 8-K (File No. 0-18314)
filed with the Securities and Exchange Commission on
November 13, 2001.
99.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
99.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(B)	Reports on Form 8-K ? None.

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




                      Dean Witter Principal Plus Fund L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

May 15, 2003          By:  /s/Jeffrey D. Hahn
                              Jeffrey D. Hahn
                              Director and Chief Financial Officer




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

1.		I have reviewed this quarterly report on Form 10-Q of the
registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant?s other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the
registrant, including its consolidated subsidiaries, is
made known to us by others within those entities,
particularly during the period in which this quarterly
report is being prepared;
b)	evaluated the effectiveness of the registrant?s
disclosure controls and procedures as of a date within 90
days prior to the filing date of this quarterly report
(the ?Evaluation Date?); and
c)	presented in this quarterly report our conclusions about
the effectiveness of the disclosure controls and
procedures based on our evaluation as of the Evaluation
Date;
5.	The registrant?s other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant?s auditors and the audit committee of Demeter?s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation
of internal controls which could adversely affect the registrant?s ability to record, process, summarize and report financial data and have identified for the
registrant?s auditors any material weaknesses in internal
controls; and
b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant?s internal controls; and

6.	The registrant?s other certifying officers and I have
indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






Date:  May 15,2003      /s/ 	Jeffrey A. Rothman
		Jeffrey A. Rothman,
		President,
	Demeter Management Corporation,
	general partner of the registrant



       CERTIFICATIONS
I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant?s other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant?s
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the ?Evaluation Date?); and

c)	presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.	The registrant?s other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant?s auditors and the audit committee of Demeter?s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation
of internal controls which could adversely affect the registrant?s ability to record, process, summarize and report financial data and have identified for the registrant?s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant?s internal controls; and

6.	The registrant?s other certifying officers and I have
indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 15, 2003             /s/	Jeffrey D. Hahn
		Jeffrey D. Hahn
		Chief Financial Officer,
		Demeter Management Corporation,
		general partner of the
		registrant



       EXHIBIT 99.01

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Dean Witter Principal Plus Fund L.P. (the ?Partnership?) on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Jeffrey A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:  	/s/Jeffrey A. Rothman

Name:		   Jeffrey A. Rothman
Title:	   President

Date:		   May 15, 2003




       EXHIBIT 99.02



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Dean Witter Principal Plus Fund L.P. (the ?Partnership?) on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:  	/s/Jeffrey D. Hahn

Name:		  Jeffrey D. Hahn
Title:	  Chief Financial Officer

Date:		  May 15, 2003






DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6