Form 10-Q
period 2003-06-30
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 2003-08-14
CIK 854915

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2003




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Consolidated Statements of Financial Condition as of
	June 30, 2003 (Unaudited) and December 31, 2002............. 2

	Consolidated Statements of Operations for the Quarters
	Ended June 30, 2003 and 2002 (Unaudited) ................... 3

	Consolidated Statements of Operations for the Six
	Months Ended June 30, 2003 and 2002 (Unaudited)............. 4

	Consolidated Statements of Changes in Partners? Capital for
	the Six Months Ended June 30, 2003 and 2002 (Unaudited)..... 5

	Consolidated Statements of Cash Flows for the Six Months
	Ended June 30, 2003 and 2002 (Unaudited).................... 6

	Notes to Consolidated Financial Statements (Unaudited)....7-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......13-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................22-35

Item 4.	Controls and Procedures................................35



Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................36

Item 5.	Other Information......................................36

Item 6.	Exhibits and Reports on Form 8-K....................36-38



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	                      June 30,	     December 31,
                     2003      	    2002
	                       $	    $
	                      (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	2,110,676	2,146,079

	Net unrealized loss on open contracts (MSIL)	(15,695)	       (1,383)
	Net unrealized gain (loss) on open contracts (MS & Co.)	    (21,171)	       4,443

	Total net unrealized gain (loss) on open contracts	(36,866)	     3,060
	Net option premiums	                ?   	     332,375

	     Total Trading Equity	2,073,810	  2,481,514

Investment in zero-coupon U.S. Treasury Securities	31,126,791	32,138,219
Unrealized gain on zero-coupon U.S. Treasury Securities	187,647	914,023
Interest receivable (Morgan Stanley DW)	           1,807	         2,243

	     Total Assets	33,390,055	35,535,999

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

	Redemptions payable	1,304,694	813,900
	Accrued administrative expenses	135,260	133,842
	Accrued brokerage fees (Morgan Stanley DW)	110,224	114,961
	Accrued management fees  	      27,556	       28,740

	     Total Liabilities	  1,577,734	  1,091,443

Minority Interest	      38,348	       59,422

Partners? Capital
	Limited Partners (15,017.728 and 16,228.515 Units, respectively)	31,258,080	33,867,872
	General Partner (247.857 Units)	     515,893	     517,262

	Total Partners? Capital	   31,773,973	34,385,134

	     Total Liabilities and Partners? Capital	  33,390,055	35,535,999

Total Partners? Capital	31,773,973	34,385,134

Less: Excess of market value over amortized
   cost of zero-coupon U.S. Treasury Securities	       187,647	     914,023

NET ASSETS PER LIMITED PARTNERSHIP AGREEMENT	31,586,326	33,471,111

NET ASSET VALUE PER UNIT	     2,069.12	    2,031.46

	The accompanying notes are an integral part of these consolidated financial statements.


       <table>	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

<caption>	     For the Quarters Ended June 30,

	      2003   	   2002
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	642,278	(887,634)
		Net change in unrealized	     5,986	   1,237,058

		  Total Trading Results 	648,264	349,424

	Interest income	444,190	467,094
	Change in value of Yield Pool	   (361,585)	   183,060

		  Total  	    730,869	   999,578

EXPENSES

	Brokerage fees (Morgan Stanley DW)	329,075	349,906
	Management fees	82,269	87,477
	Administrative expenses	40,000	16,000
	Transaction fees and costs	      6,218	      14,848

		  Total	   457,562	    468,231

INCOME BEFORE MINORITY INTEREST	273,307	531,347

Less:  Minority interest	    11,594	     (6,583)

NET INCOME	   261,713	   537,930

NET INCOME ALLOCATION
		Limited Partners	257,511	530,945
		General Partner	      4,202	     6,985

NET INCOME	261,713	537,930
Less:  Change in excess of market value over
	amortized cost of zero-coupon U.S. Treasury Securities	  (361,585)	   183,060

NET INCOME ALLOCATED TO PARTNERS
  FOR TAX AND NET ASSET VALUATION	   623,298	   354,870

Net Income Allocation for Tax and Net Asset
  Valuation
		Limited Partners	613,178	349,790
		General Partner	10,120	5,080

Net Income Per Unit for Tax and Net Asset
  Valuation
		Limited Partners	39.21	20.09
		General Partner	39.21	20.09

The accompanying notes are an integral part of these consolidated financial statements.


       <table>	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	     For the Six Months Ended June 30,

	      2003   	   2002
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	647,066	(585,376)
		Net change in unrealized	   (39,926)	   707,777

		  Total Trading Results 	607,140	122,401

	Interest income	891,149	934,284
	Change in value of Yield Pool	   (726,376)	   (250,891)

		  Total  	     771,913	   805,794

EXPENSES

	Brokerage fees (Morgan Stanley DW)	665,691	706,952
	Management fees	166,423	176,738
	Administrative expenses	79,000	40,000
	Transaction fees and costs	    10,525	      28,366

		  Total	   921,639	    952,056

LOSS BEFORE MINORITY INTEREST	(149,726)	(146,262)

Less:  Minority interest	  (21,074)	     (42,360)

NET LOSS	 (128,652)	   (103,902)

NET LOSS ALLOCATION
		Limited Partners	(127,283)	(97,557)
		General Partner	    (1,369)	     (6,345)

NET LOSS	(128,652)	(103,902)
Less:  Change in excess of market value over
	amortized cost of zero-coupon U.S. Treasury Securities	    (726,376)	   (250,891)

NET INCOME ALLOCATED TO PARTNERS
  FOR TAX AND NET ASSET VALUATION	   597,724	   146,989

Net Income Allocation for Tax and Net Asset
  Valuation
		Limited Partners	588,003	145,061
		General Partner	9,721	1,928

Net Income Per Unit for Tax and Net Asset
  Valuation
		Limited Partners	37.66	8.53
		General Partner	37.66	8.53

The accompanying notes are an integral part of these consolidated financial statements.

       <table> 	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2003 and 2002
	(Unaudited)




	  Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners? Capital,
	December 31, 2001	17,989.656	36,673,490	638,822	37,312,312

Net Loss                                                                       ? 	  	(97,557)	(6,345)	(103,902)

Redemptions	   (673.694)	 (1,216,543)	 (119,000)	 (1,335,543)

Partners? Capital,
	June 30, 2002	17,315.962	35,359,390	 513,477	35,872,867





Partners? Capital,
	December 31, 2002	16,476.372	33,867,872	517,262	34,385,134

Net Loss                                                                    ? 		(127,283)	(1,369)	(128,652)

Redemptions	 (1,210.787)  	  (2,482,509)	          ?             	(2,482,509)

Partners? Capital,
	June 30, 2003	 15,265.585           31,258,080          	515,893            31,773,973














The accompanying notes are an integral part of these consolidated financial statements.


       <table>	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2003     	      2002
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(128,652)	(103,902)
Noncash item included in net loss:
		Net change in unrealized	39,926	(707,777)
		Change in value of Yield Pool	726,376	250,891

Decrease in operating assets:
		Net option premiums	332,375	                       459,275
		Investment in zero-coupon U.S. Treasury Securities	1,011,428	145,317
		Interest receivable (Morgan Stanley DW)	436	2,287

Increase (decrease) in operating liabilities:
		Accrued administrative expenses	1,418	(47,816)
		Accrued brokerage fees (Morgan Stanley DW)	(4,737)	(3,261)
		Accrued management fees	      (1,184)	        (815)

Net cash provided by (used for) operating activities	  1,977,386	    (5,801)


CASH FLOWS FROM FINANCING ACTIVITIES

Increase in redemptions payable	490,794	256,557
Decrease in minority interest	(21,074)	(42,361)
Redemptions of Units	   (2,482,509)	   (1,335,543)

Net cash used for financing activities	   (2,012,789)	   (1,121,347)

Net decrease in cash	(35,403)	(1,127,148)

Balance at beginning of period	   2,146,079	  3,272,814

Balance at end of period	  2,110,676	  2,145,666





	The accompanying notes are an integral part of these consolidated financial statements.



       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

1.  Organization
At inception, February 1, 1996, the Partnership invested approxi-ately 80% of its assets in zero-coupon United States Treasury Securities (the ?Yield Pool?) and the remaining assets were and have been used in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests.

The investment in the Yield Pool was made in order to ensure a guaranteed net asset value per limited partnership interest (?Unit(s)?) of $1,961 as of the end of the ?Guarantee Period?, occurring on August 31, 2003. The Yield Pool will be liquidated on August 15, 2003 and the proceeds from its liquidation will be used in the trading of futures interests described above.

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

2.  Revenue Recognition
The Yield Pool is valued at cost plus accreted interest with the accumulated unrealized gain on the zero-coupon U.S. Treasury Securities separately disclosed. The year-to-date change in the Yield Pool?s market value is reflected in the consolidated statements of operations. The consolidated statements of financial condition and the consolidated statements of operations have been reconciled to reflect net assets, net asset value per Unit and net income (loss) in accordance with the terms of the Limited Partnership Agreement. For the quarter ended June 30, 2003, $439,010 of interest income has been accreted on the Yield Pool. At June 30, 2003, the cost of the Yield Pool was $20,517,159 and the accreted interest receivable thereon was $10,609,632. The market value of the Yield Pool on June 30, 2003 was $31,314,438.
       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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


       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No.
133, ?Accounting for Derivative Instruments and Hedging
Activities? (?SFAS No. 133?).  SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:
1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the consolidated statements of financial condition, and their longest contract maturities were as follows:



       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains (Losses)
	  on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded 	 Traded 	Total	 Traded 	 Traded
	   $	   $	  $
Jun. 30, 2003        (30,857)     (6,009)    (36,866)   Dec. 2003    Sep. 2003
Dec. 31, 2002	            197	2,863	3,060	Mar. 2003	Mar. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership?s consolidated statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership?s assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership?s exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled


       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $2,079,819 and $2,146,276 at June 30, 2003 and December 31, 2002, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure to off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional Units in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.
       There are no known material trends, favorable or
unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time. The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership?s liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day and the value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2003 and 2002, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading
       Advisor?s trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 12 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Consolidated Statements of Operations as ?Net change in unrealized profit/loss? for open (unrealized) contracts, and recorded as ?Realized profit/loss? when open positions are closed out, and the sum of these amounts constitutes the Partnership?s trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Six Months Ended June 30, 2003
For the quarter ended June 30, 2003, the Partnership recorded total trading revenues, including interest income and change in
       value of the Yield Pool, of $730,869 and posted an
increase in net asset value per Unit. The most significant gains of approximately 1.1% were recorded in the global stock index markets from long positions in S&P 500 Index futures during April, May, and June as equity prices rallied in response to positive earnings announcements, the conclusion of the war in Iraq, and the prospect of lower interest rates. Additional gains of approximately 0.9% were provided in the global interest rate markets from long positions in U.S. and European interest rate futures during May and early June as prices trended higher amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 0.1% in the metals markets from long positions in nickel futures as prices declined amid easing supply concerns. Total expenses for the three months ended June 30, 2003 were $457,562, resulting in income before minority interest of $273,307. The minority interest in such income was $11,594, resulting in net income of $261,713 for the Partnership. After increasing net income for the change in excess of market value over amortized cost of zero-coupon U.S. Treasury Securities, the net asset value of a Unit increased from $2,029.91 at March 31, 2003 to $2,069.12 at June 30, 2003.

For the six months ended June 30, 2003, the Partnership recorded total trading revenues, including interest income and change in value of the Yield Pool, of $771,913 and posted an increase in
       net asset value per Unit. The most significant gains of approximately 1.4% were recorded in the global interest rate markets, during February, May, and early June from long positions in U.S. and European interest rate futures as prices trended higher amid anticipation of lower interest rates in the U.S., lingering doubts concerning a global economic recovery, and investor preference for fixed income investments. Additional gains of approximately 0.3% in the energy markets were recorded primarily during February from long positions in crude oil futures as prices trended higher amid the increasing likelihood of military action against Iraq. Additional gains were recorded from long positions in natural gas futures as prices jumped sharply higher amid fears that extremely cold weather in the U.S. northeast and midwest could further deplete already diminished supplies. In the currency markets, gains of approximately 0.2% were provided by long positions in the Australian dollar versus the Japanese yen as the yen?s value declined amid SARS-related fears primarily during April. Long positions in the euro versus the U.S. dollar during January and May provided gains amid uncertainty regarding the Bush Administration?s economic policy, the war in Iraq, and investor preference for non-U.S. dollar denominated assets. A portion of the Partnership?s overall gains for the first half of the year was offset by losses of approximately 0.1% in the agricultural markets from short corn futures positions during January as the price of corn moved higher, elevated by strong prices in wheat futures. In April, long positions in corn futures experienced losses as prices
       reversed lower amid news of increased supply. Total
expenses for the six months ended June 30, 2003 were $921,639, resulting in a loss before minority interest of $149,726. The minority interest in such loss was $21,074, resulting in a net loss of $128,652 for the Partnership. After reducing the net loss for the change in excess of market value over amortized cost of zero-coupon U.S. Treasury Securities, the net asset value of a Unit increased from $2,031.46 at December 31, 2002 to $2,069.12 at June 30, 2003.

For the Quarter and Six Months Ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income and change in value of the Yield Pool, of $999,578 and posted an increase in net asset value per Unit. The most significant gains of approximately 2.1% were recorded in the global interest rate futures markets from long positions in U.S. interest rate futures as prices trended higher following continued weakness in equity markets, geopolitical concerns and uncertainty surrounding a global economic recovery. Additional gains of approximately 1.5% were recorded in the currency markets primarily during May and June from previously established long positions in the euro and Swiss franc, relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak economic data. A portion of the Partnership's overall gains
       was offset by losses of approximately 2.1% recorded in the global stock index futures market primarily from long positions in U.S. stock index futures as equity prices declined throughout the quarter. Total expenses for the three months ended June 30, 2002 were $468,231, resulting in income before minority interest of $531,347. The minority interest in such income was $6,583, resulting in net income of $537,930 for the Partnership. After reducing net income for the change in excess market value over amortized cost of zero-coupon U.S. Treasury Securities, the net asset value of a Unit increased from $1,971.91 at March 31, 2002 to $1,992.00 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income and change in value of the Yield Pool, of $805,794 and posted an increase in net asset value per Unit. The most significant gains of approximately 1.8% were recorded in global interest rate futures markets primarily during June from long positions in U.S. interest rate futures as prices trended higher following weakness in equity markets, geopolitical concerns and uncertainty surrounding a global economic recovery. Additional gains of approximately 0.9% were recorded in the currency markets primarily during May and June from previously established long positions in the euro and Swiss franc relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling equity prices, concerns regarding corporate
       accounting integrity and weak economic data. A portion of the Partnership's overall gains for the first six months was offset by losses of approximately 2.1% in global stock index futures, primarily from long positions in the S&P 500 Index futures as prices declined throughout a majority of the year. Total expenses for the six months ended June 30, 2002 were $952,056, resulting in a loss before minority interest of $146,262. The minority interest in such loss was $42,360, resulting in a net loss of $103,902 for the Partnership. After reducing the net loss for the change in excess of market value over amortized cost of zero-coupon U.S. Treasury Securities, the net asset value of a Unit increased from $1,983.47 at December 31, 2001 to $1,992.00 at June 30, 2002.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

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

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange-traded instruments and are also not based on exchange and/or dealer-based margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
       The following table indicates the VaR associated with the
Partnership?s open positions as a percentage of total net assets by primary market risk category at June 30, 2003 and 2002. At June 30, 2003 and 2002, the Partnership?s total capitalization was approximately $32 million and $36 million, respectively.

Primary Market               June 30, 2003        June 30, 2002
Risk Category	  	         Value at Risk        Value at Risk

Equity	(0.20)%	(0.82)%
Interest Rate	(0.18)	(0.60)
Currency	(0.05)	(0.28)
Commodity	(0.03)	(0.15)
Aggregate Value at Risk	(0.23)%	(0.99)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk above represents the VaR of the Partnership?s open positions across all market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across assets classes.

The table above represents the VaR of the Partnership?s open positions at June 30, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership?s only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change
       significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR. The table below supplements the quarter-end VaR by presenting the Partnership?s high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2002 through June 30, 2003.

Primary Market Risk Category        High      Low      Average
Equity	(0.39)%	(0.19)%	(0.27)%
Interest Rate	(0.18)	(0.13)	(0.15)
Currency	(0.09)	(0.03)	(0.07)
Commodity	(0.05)	(0.02)	(0.04)
Aggregate Value at Risk	(0.41)%	(0.20)%	(0.29)%

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

The VaR tables above present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2003 and 2002, and for the end of the four quarterly reporting periods from July 1, 2002 through June 30, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a
       particular day will not exceed the VaR amounts indicated
above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2003, the Partnership?s cash balance at Morgan Stanley DW was approximately 6% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

The Partnership also has non-trading risk on the zero-coupon U.S. Treasury Securities it holds to support the guaranteed net asset value per Unit at the Guaranteed Redemption Date of August 31, 2003. The fair value of these securities is subject to interest rate risk.

For non-trading securities, the Partnership measures its market risk using sensitivity analysis. The sensitivity analysis estimates the potential change in fair value based on a hypothetical 10% change in interest rates. Based on the current valuation of the Partnership?s zero-coupon U.S. Treasury Securities, such a change in interest rates will cause an
       approximately 1.19% decline in their fair value.  Such a change will not have a material effect on the net asset value per Unit.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2003, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The primary market exposure of the Partnership at June 30, 2003 was to the global stock index sector. The Partnership?s exposure is primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2003, the Partnership?s primary exposures were to the S&P 500 (U.S.) and Nikkei (Japan) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S. and Japanese stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being ?whipsawed? into numerous small losses.

Interest Rate. The second largest market exposure at June 30, 2003 was to the global interest rate complex. Exposure was
       primarily spread across the U.S. and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. Demeter anticipates that the G-7 countries interest rates will remain the interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The Partnership?s currency exposure at June 30, 2003 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates ? i.e., positions between two currencies other than the U.S. dollar. At June 30, 2003, the Partnership?s major exposures were to the euro, Japanese yen, Australian dollar and Canadian dollar cross-rates, as well as outright U.S. dollar positions. Outright positions consist of
       the U.S. dollar vs. other currencies.  These other
currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership?s currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Commodity
Energy. At June 30, 2003, the Partnership?s energy exposure was shared primarily by futures contracts in crude oil and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors, and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals.  At June 30, 2003, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cotton market.
Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following were the only non-trading risk exposures of the Partnership at June 30, 2003:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2003 were in South African rands, euros and Japanese yen. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Zero-coupon U.S. Treasury Securities
It is the Partnership?s intention to hold the zero-coupon
U.S. Treasury Securities until their August 15, 2003 maturity date, except as needed to fund quarterly redemptions. Consequently, the period to period interest rate risk these securities are subject to is not considered material.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and monitoring the performance of the Trading Advisor daily. In
       addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instruments, cash and zero-coupon U.S. Treasury
Securities. Cash and zero-coupon U.S. Treasury Securities are the only Partnership investments directed by Demeter, rather than the Trading Advisor.

Item 4.  CONTROLS AND PROCEDURES

 (a)	    As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

 (b)	    There have been no significant changes in the
Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 5.  OTHER INFORMATION
Changes in Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Robert E. Murray resigned the position of Chairman of the Board of Directors of Demeter.

Mr. Jeffrey A. Rothman, President and Director of Demeter, was named Chairman of the Board of Directors of Demeter.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Amended and Restated Limited Partnership Agreement of the
Partnership, dated as of August 29, 1995, is incorporated
by reference to Exhibit 3.01 and Exhibit 3.02 of the
Partnership?s Registration Statement (File No. 33-95414)
on Form S-1.
10.01	Amended and Restated Management Agreement among the
Partnership, Demeter and RXR, Inc., dated as of December
29, 1995, is incorporated by reference to Exhibit 10.02
of the Partnership?s Registration Statement (File No.
33?95414) on Form S-1.
10.02	Amended and Restated Management Agreement between the
Partnership and Dean Witter Reynolds Inc., dated as of
December 29, 1995, is incorporated by reference to
Exhibit 10.01 of the Partnership?s Registration Statement
(File No. 33-95414) on Form S-1.

10.03	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of June 22,
2000, is incorporated by reference to Exhibit 10.01 of
the Partnership?s Form 8-K (File No. 0-18314) filed with
the Securities and Exchange Commission on November 13,
2001.
10.04	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of May 1, 2000, is incorporated by
reference to Exhibit 10.02 of the Partnership?s Form 8-K
(File No. 0-18314) filed with the Securities and Exchange Commission on November 13, 2001.
10.05	Customer Agreement between the Partnership and MS & Co.,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Form 8-K (File No.
0?18314) filed with the Securities and Exchange
Commission on November 13, 2001.
10.06	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the
Partnership?s Form 8-K (File No. 0-18314) filed with the Securities and Exchange Commission on November 13, 2001.
10.07	Securities Account Control Agreement among the
Partnership, MS & Co. and Morgan Stanley DW dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership?s Form 8-K (File No. 0-18314)
filed with the Securities and Exchange Commission on
November 13, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13(a)-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13(a)-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of Demeter
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




                      Dean Witter Principal Plus Fund L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

August 14, 2003       By:  /s/Jeffrey D. Hahn
                              Jeffrey D. Hahn
                              Director and Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.







DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6





DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)


DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

? 12 ?