Form 10-Q
period 2003-09-30
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 2003-11-13
CIK 854915

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2003




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Consolidated Statements of Financial Condition as of
	September 30, 2003 (Unaudited) and December 31, 2002..........2

	Consolidated Statements of Operations for the Quarters
	Ended September 30, 2003 and 2002 (Unaudited) ................3

	Consolidated Statements of Operations for the Nine
	Months Ended September 30, 2003 and 2002 (Unaudited)..........4

	Consolidated Statements of Changes in Partners' Capital for
	The Nine Months Ended September 30, 2003 and 2002 (Unaudited).5

	Consolidated Statements of Cash Flows for the Nine Months
	Ended September 30, 2003 and 2002 (Unaudited).................6

	Notes to Consolidated Financial Statements (Unaudited).....7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations........13-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk..........................................23-35

Item 4.	Controls and Procedures.................................36



Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.......................................37

Item 5.	Other Information.......................................37

Item 6.	Exhibits and Reports on Form 8-K.....................37-39



       <table>  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	                      September 30,	     December 31,
                     2003      	    2002
	                      $	    $
	                      (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	30,319,954	2,146,079

	Net unrealized gain on open contracts (MS & Co.)	      477,721	       4,443
	Net unrealized loss on open contracts (MSIL)	       (23,800)	      (1,383)

	Total net unrealized gain on open contracts	453,921	     3,060
	Net option premiums	             -     	     332,375

	     Total Trading Equity	30,773,875	  2,481,514

Interest receivable (Morgan Stanley DW)	        24,018	         2,243
Investment in zero-coupon U.S. Treasury Securities	-     	32,138,219
Unrealized gain on zero-coupon U.S. Treasury Securities	            -     	     914,023

	     Total Assets	30,797,893	35,535,999

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
	Redemptions payable	1,344,231	813,900
	Accrued administrative expenses	155,254	133,842
	Accrued brokerage fees (Morgan Stanley DW)	102,142	114,961
	Accrued management fees  	       25,536	       28,740

	     Total Liabilities	  1,627,163	  1,091,443

Minority Interest	       23,933	       59,422

Partners' Capital
	Limited Partners (14,053.631 and 16,228.515 Units, respectively)	28,641,658	33,867,872
	General Partner (247.857 Units)	     505,139	     517,262

	Total Partners' Capital	29,146,797	34,385,134

	     Total Liabilities and Partners' Capital	30,797,893	35,535,999

Total Partners' Capital	29,146,797	34,385,134

Less: Excess of market value over amortized
   cost of zero-coupon U.S. Treasury Securities	           -        	     914,023

NET ASSETS PER LIMITED PARTNERSHIP AGREEMENT	29,146,797	33,471,111

NET ASSET VALUE PER UNIT PER LIMITED
PARTNERSHIP AGREEMENT	    2,038.03	    2,031.46

	The accompanying notes are an integral part of these consolidated financial statements.


       <table> 	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	     For the Quarters Ended September 30,

<caption>	      2003   	   2002
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	  (783,932)	     983,725
		Net change in unrealized	   490,787	  (1,140,499)
				(293,145)	(156,774)
	Proceeds from Litigation Settlement	        -      	     722,195

		  Total Trading Results 	(293,145)	565,421

	Interest income	251,711	470,130
	Change in value of Yield Pool	                                                       (187,647)	      (70,287)

		  Total  	  (229,081)	     965,264
EXPENSES

	Brokerage fees (Morgan Stanley DW)	312,709	346,670
	Management fees	78,177	86,667
	Administrative expenses	41,000	31,000
	Transaction fees and costs	     9,509	         8,093

		  Total	     441,395	     472,430

INCOME (LOSS) BEFORE MINORITY INTEREST	(670,476)	492,834

Less:  Minority interest	 (14,415)	         3,667

NET INCOME (LOSS)	(656,061)	     489,167

NET INCOME (LOSS) ALLOCATION
		Limited Partners	(645,307)	481,678
		General Partner	   (10,754)	         7,489

NET INCOME (LOSS) 	(656,061)	489,167
Less:  Change in excess of market value over
	amortized cost of zero-coupon U.S. Treasury Securities	 (187,647)	      (70,287)

NET INCOME (LOSS) ALLOCATED TO PARTNERS
  FOR TAX AND NET ASSET VALUATION	 (468,414)	     559,454

Net Income (Loss) Allocation for Tax and Net Asset
  Valuation
		Limited Partners	(460,296)	551,238
		General Partner	(8,118)	8,216

Net Income (Loss) Per Unit for Tax and Net Asset
  Valuation
		Limited Partners	(31.09)	32.30
		General Partner	(31.09)	32.30

The accompanying notes are an integral part of these consolidated financial statements.


       <table>	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

<caption>	     For the Nine Months Ended September 30,

	      2003   	   2002
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	  (136,866)	   398,349
		Net change in unrealized	   450,861	     (432,722)
				313,995	(34,373)
	Proceeds from Litigation Settlement	        -      	    722,195

		  Total Trading Results 	313,995	687,822

	Interest income	1,142,860	1,404,414
	Change in value of Yield Pool                        	                               (914,023)	   (321,178)

		  Total  	  542,832	 1,771,058
EXPENSES

	Brokerage fees (Morgan Stanley DW)	978,400	1,053,622
	Management fees	244,600	263,405
	Administrative expenses	120,000	71,000
	Transaction fees and costs	     20,034	      36,459

		  Total	1,363,034	 1,424,486

INCOME (LOSS) BEFORE MINORITY INTEREST	(820,202)	346,572

Less:  Minority interest	  (35,489)	     (38,693)

NET INCOME (LOSS)	 (784,713)	    385,265

NET INCOME (LOSS) ALLOCATION
		Limited Partners	(772,590)	384,121
		General Partner	  (12,123)	        1,144

NET INCOME (LOSS)	(784,713)	385,265
Less:  Change in excess of market value over
	amortized cost of zero-coupon U.S. Treasury Securities	(914,023)	   (321,178)

NET INCOME ALLOCATED TO PARTNERS
  FOR TAX AND NET ASSET VALUATION	  129,310	    706,443

Net Income Allocation for Tax and Net Asset
  Valuation
		Limited Partners	127,707	696,299
		General Partner	1,603	10,144
Net Income Per Unit for Tax and Net Asset
  Valuation
		Limited Partners	6.57	40.83
		General Partner	6.57	40.83

The accompanying notes are an integral part of these consolidated financial statements.

       <table>	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2003 and 2002
	(Unaudited)




	  Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
	December 31, 2001	17,989.656	36,673,490	638,822	37,312,312

Net Income                   	-		384,121	1,144	385,265

Redemptions	(1,112.635)	(2,105,090)	(119,000)	(2,224,090)

Partners' Capital,
	September 30, 2002	16,877.021	34,952,521	520,966	35,473,487





Partners' Capital,
	December 31, 2002	16,476.372	33,867,872	          517,262	34,385,134

Net Loss                                                           	-		(772,590)	(12,123)	(784,713)

Redemptions	(2,174.884)	(4,453,624)	     -		(4,453,624)

Partners' Capital,
	September 30, 2003	14,301.488	28,641,658	505,139	29,146,797














The accompanying notes are an integral part of these consolidated financial statements.


       <table>	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2003     	      2002
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(784,713)	385,265
Noncash item included in net income (loss):
		Net change in unrealized	(450,861)	432,722
		Change in value of Yield Pool	914,023	321,178

(Increase) decrease in operating assets:
		Net option premiums	332,375	241,425
		Interest receivable (Morgan Stanley DW)	(21,775)	1,068
		Investment in zero-coupon U.S. Treasury Securities	32,138,219	407,884

Increase (decrease) in operating liabilities:
		Accrued administrative expenses	21,412	(52,872)
		Accrued brokerage fees (Morgan Stanley DW)	(12,819)	(6,144)
		Accrued management fees	     (3,204)	        (1,535)

Net cash provided by operating activities	32,132,657	  1,728,991


CASH FLOWS FROM FINANCING ACTIVITIES

Increase in redemptions payable	530,331	443,094
Decrease in minority interest	(35,489)	(38,694)
Redemptions of Units	(4,453,624)	  (2,224,090)

Net cash used for financing activities	(3,958,782)	  (1,819,690)

Net increase (decrease) in cash	28,173,875	(90,699)

Balance at beginning of period	  2,146,079	    3,272,814

Balance at end of period	30,319,954	    3,182,115






	The accompanying notes are an integral part of these consolidated financial statements.



       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)


The unaudited consolidated financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Principal Plus Fund L.P. (the "Partnership"). The consolidated financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2002 Annual Report on Form 10-K.

1.  Organization
From February 1, 1996 through August 31, 2003 (the "Guarantee Period"), the Partnership had approximately 80% of its assets invested in zero-coupon United States Treasury Securities (the "Yield Pool") and its remaining assets were invested in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests (collectively, "Futures Interests").

The investment in the Yield Pool was made in order to ensure a guaranteed net asset value per limited partnership interest ("Unit(s)") of $1,961 as of the end of the Guarantee Period, which occurred on August 31, 2003. At the end of the Guarantee Period the net asset value per Unit was $2,058.58, greater than the
       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

guaranteed net asset value of at least $1,961.00 per Unit. The U.S. Treasuries matured and the Yield Pool was liquidated on August 15, 2003. The proceeds from its liquidation were invested in and will continue to be used in the trading of Futures Interests described above without any guarantee with respect to the net asset value per Unit at any future date.

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

2.  Revenue Recognition
The Yield Pool was valued at cost plus accreted interest with the accumulated unrealized gain on the zero-coupon U.S. Treasury Securities separately disclosed. The year-to-date and quarter-to-date changes in the Yield Pool's market value are reflected in the consolidated statements of operations. The consolidated state-ments of financial condition and the consolidated statements of operations have been reconciled to reflect net assets, net asset
       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

value per Unit and net income (loss) in accordance with the terms of the Limited Partnership Agreement. For the quarter ended
September 30, 2003, $214,478 of interest income was accreted on the Yield Pool prior to its liquidation.

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

       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the consolidated statements of financial condition, and their longest contract maturities were as follows:


	Net Unrealized Gains
	  on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded 	 Traded 	Total	 Traded 	 Traded
	   $	   $	  $
Sep. 30, 2003        	452,290	1,631	453,921	Dec. 2003	Dec. 2003
Dec. 31, 2002	            197	2,863	3,060	Mar. 2003	Mar. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's consolidated statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's
       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $30,772,244 and $2,146,276 at September 30, 2003 and December 31, 2002, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure to off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


       Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

The Partnership's investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the
       daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

The Partnership has never had illiquidity affect a material portion of its assets. Furthermore, there are no material trends, demands, commitments, events or uncertainties known at the present time that will result in, or that are reasonably likely to result in, the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional Units in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.
       There are no known material trends, favorable or
unfavorable, that would affect, and no expected material changes to, the Partnership's capital resource arrangements at the present time. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2003 and 2002, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are
       difficult to discuss other than in the context of the
Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations set forth in the financial statements on pages 2 through 12 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Consolidated Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.


       For the Quarter and Nine Months Ended September 30, 2003
For the quarter ended September 30, 2003, the Partnership recorded total trading losses, net of interest income and change in value of the Yield Pool, of $229,081 and posted a decrease in net asset value per Unit. The most significant losses of approximately 0.9% were recorded in the global stock index markets, primarily during September, from long positions in S&P 500 Index futures amid a sell-off prompted by a steady stream of economic data that raised concerns about the strength of the global economy. Additional losses of approximately 0.7% were recorded in the currency markets from long positions in the euro versus the Canadian dollar during August as the value of the Canadian currency strengthened amid rising commodity prices. During September, smaller losses stemmed from short positions in the euro versus the Canadian dollar as the value of the Canadian currency declined in sympathy with the U.S. dollar and expectations for lower interest rates in Canada. Additional losses were recorded from short positions in the New Zealand dollar versus the U.S. dollar during September as the U.S. dollar's value moved lower on fears that the U.S. economic recovery was unsustainable and concerns regarding the potential impact of a statement by the G-7 countries supporting "more flexible exchange rates." The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. A portion of the Partnership's overall losses for the quarter was offset by gains of approximately 0.9% in the global interest rate futures markets, primarily during September, from long positions in U.S.
       interest rate futures as bond prices moved higher due to renewed skepticism regarding a global economic recovery and lower equity prices. Total expenses for the three months ended September 30, 2003 were $441,395, resulting in a loss before minority interest of $670,476. The minority interest in such loss was $14,415, resulting in a net loss of $656,061 for the Partnership. After reducing the net loss for the change in excess of market value over amortized cost of zero-coupon U.S. Treasury Securities, the net asset value of a Unit decreased from $2,069.12 at June 30, 2003 to $2,038.03 at September 30, 2003.

For the nine months ended September 30, 2003, the Partnership recorded total trading revenues, including interest income and change in value of the Yield Pool, of $542,832 and posted an increase in net asset value per Unit. The most significant gains of approximately 2.2% were recorded in the global interest rate markets, during February, May, and September from long positions U.S. interest rate futures as prices continued to trend higher amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery. A portion of the Partnership's overall gains for the first nine months was offset by losses of approximately 0.8% in the global stock index markets, primarily during September, from long S&P 500 Index futures positions as U.S. equity prices reversed lower after the release of several weak economic reports prompted fears for an unsustainable U.S. economic recovery.
       Additional losses of approximately 0.5% were recorded in the currency markets, primarily during September, from short euro positions versus the Canadian dollar as the value of the euro reversed higher versus the Canadian currency amid weakness in the U.S. dollar and the possibility of lower Canadian interest rates. Elsewhere in the currency markets, losses were recorded from short positions in the Swiss franc versus the Japanese yen as the value of the franc reversed higher against the yen in late September amid the release of bullish Swiss economic data. Total expenses for the nine months ended September 30, 2003 were $1,363,034, resulting in a loss before minority interest of $820,202. The minority interest in such loss was $35,489, resulting in a net loss of $784,713 for the Partnership. After reducing the net loss for the change in excess of market value over amortized cost of zero-coupon U.S. Treasury Securities, the net asset value of a Unit increased from $2,031.46 at December 31, 2002 to $2,038.03 at September 30, 2003.

For the Quarter and Nine Months Ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading revenues, including interest income and change in value of the Yield Pool, of $965,264 and posted an increase in net asset value per Unit. Trading gains of approximately 2.6% were recorded in the global interest rate markets, primarily during July and August, from previously
       established long U.S. and European interest rate futures positions, as investors wrested capital from global stock indices and sought the "safety" of bonds. Additional gains of approximately 1.4% were attributed to an increase in the value of the zero-coupon U.S. Treasury securities held in the guarantee portion of the Partnership. These gains were partially offset by losses of approximately 2.7% recorded in the global stock index markets primarily from long positions in S&P 500 Index futures, as U.S. equity prices retreated on continued geopolitical concerns and further uncertainty surrounding a global economic recovery. Additional losses of approximately 0.5% were recorded in the currency markets primarily from long Swiss franc/Japanese yen cross-rate positions as the value of the Japanese yen increased versus the Swiss franc. On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. The Partnership received payment of this settlement award in the amount of $722,195 as of August 30, 2002. Total expenses for the three months ended September 30, 2002 were $472,430, resulting in income before minority interest of $492,834. The minority interest in such income was $3,667, resulting in net income of $489,167 for the Partnership. After reducing net income for the change in excess market value over amortized cost of zero-coupon U.S. Treasury Securities, the net
       asset value of a Unit increased from $1,992.00 at June 30,
2002 to $2,024.30 at September 30, 2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading revenues, including interest income and change in value of the Yield Pool, of $1,771,058 and posted an increase in net asset value per Unit. Trading losses of approximately 4.8% were recorded in the global stock index markets primarily from long positions in S&P 500 Index futures, as U.S. equity prices decreased throughout a majority of the first nine months of the year on geopolitical concerns and uncertainty surrounding a global economic recovery. Additional losses of approximately 0.3% were recorded in the agricultural markets from both long and short positions in sugar futures as trendless price activity persisted throughout the period. A portion of the Partnership's trading losses was offset by gains of approximately 4.4% in the global interest rate markets during the period of June through September from long positions in U.S. and European interest rate futures as the global economic situation deteriorated further amid falling equity prices, concerns regarding corporate accounting integrity and weak economic data. Additional gains of approximately 0.4% were recorded in the currency markets, primarily during May and June, from previously established long positions in the euro and Swiss franc relative to the U.S. dollar as the value of these
       currencies increased versus the dollar due to uncertainty regarding a global economic recovery. Total expenses for the nine months ended September 30, 2002 were $1,424,486, resulting in income before minority interest of $346,572. The minority interest in such income was $38,693, resulting in net income of $385,265 for the Partnership. After reducing net income for the change in excess of market value over amortized cost of zero-coupon U.S. Treasury Securities, the net asset value of a Unit increased from $1,983.47 at December 31, 2001 to $2,024.30 at September 30, 2002.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to
       increase or decrease the market risk associated with the
Partnership.

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

Quantifying the Partnership's Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-
       traded futures, forwards, and options are settled daily through variation margin.
The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partnership's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses for a portfolio are estimated to exceed the VaR only one day in 100. VaR typically does not represent the worst case outcome.

       VaR is calculated using historical simulation.  Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2003 and 2002. At September 30, 2003 and 2002, the Partnership's total capitalization was approximately $29 million and $35 million, respectively.

Primary Market            September 30, 2003   September 30, 2002
Risk Category	  	        Value at Risk        Value at Risk

Equity	(0.70)%	(0.39)%
Interest Rate	(0.68)	(0.14)
Currency	(0.16)	(0.09)
Commodity	(0.17)	(0.04)
Aggregate Value at Risk	(0.90)%	(0.41)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership's open positions at September 30, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the only business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2002 through September 30, 2003.

Primary Market Risk Category        High      Low      Average
Equity	(0.70)%	(0.19)%	(0.34)%
Interest Rate	(0.68)	(0.13)	(0.28)
Currency	(0.16)	(0.03)	(0.08)
Commodity	(0.17)	(0.02)	(0.07)
Aggregate Value at Risk	(0.90)%	(0.20)%	(0.41)%

Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of
       the Partnership.  The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments.  The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an
       aggregate basis at September 30, 2003 and 2002, and for the four quarter-end reporting periods from October 1, 2002 through September 30, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 100% as of September 30, 2003) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-
       sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2003, by market sector. It may be
       anticipated, however, that these market exposures will vary materially over time.

Equity. The primary market exposure of the Partnership at September 30, 2003 was to the global stock index sector. The Partnership's exposure is primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2003, the Partnership's primary exposures were to the S&P 500 (U.S.) and Nikkei (Japan) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S. and Japanese stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Interest Rate. The second largest market exposure at September 30, 2003 was to the global interest rate complex. Exposure was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the
       Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The Partnership's third largest market exposure at September 30, 2003 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2003, the Partnership's major exposures were to the euro, Japanese yen, Australian dollar, Swiss franc and Canadian dollar currency cross-rates, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the
       U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Commodity
Energy. At September 30, 2003, the Partnership's energy exposure was primarily to futures contracts in crude oil and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors, and will likely continue in this choppy pattern.

Metals.  The Partnership's metals exposure at September 30,
2003 was to fluctuations in the price of base metals, such as copper and nickel. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading
Advisor, from time to time, takes positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At September 30, 2003, the Partnership had exposure to the markets that comprise
       these sectors.  Most of the exposure was to cotton.
Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposures of the Partnership at September 30, 2003:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2003 were in Japanese yen, Canadian dollars and South African rand. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Demeter monitors and controls the risk of the Partnership's non-trading instruments cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.
Item 4.  CONTROLS AND PROCEDURES

 (a)	    As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effective-ness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

 (b)	    There have been no significant changes in the Partner-
ship's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 5.  OTHER INFORMATION
Management. The following individuals were named to the Board of Directors of Demeter in the quarter ended March 31, 2003 and were subsequently confirmed as principals of Demeter by the National
Futures Association:

Mr. Douglas J. Ketterer was confirmed as a principal of Demeter by the National Futures Association on October 27, 2003.

Mr. Jeffrey S. Swartz was confirmed as a principal of Demeter by the National Futures Association on October 23, 2003.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Amended and Restated Limited Partnership Agreement of the
Partnership, dated as of August 29, 1995, is incorporated
by reference to Exhibit 3.01 and Exhibit 3.02 of the
Partnership's Registration Statement (File No. 33-95414)
on Form S-1.
10.01	Amended and Restated Management Agreement among the
Partnership, Demeter and RXR, Inc., dated as of December
29, 1995, is incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement (File No.
33-95414) on Form S-1.

10.02	Amended and Restated Management Agreement between the
Partnership and Dean Witter Reynolds Inc., dated as of
December 29, 1995, is incorporated by reference to
Exhibit 10.01 of the Partnership's Registration Statement
(File No. 33-95414) on Form S-1.
10.03	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of June 22,
2000, is incorporated by reference to Exhibit 10.01 of
the Partnership's Form 8-K (File No. 0-18314) filed with
the Securities and Exchange Commission on November 13,
2001.
10.04	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of May 1, 2000, is incorporated by
reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-18314) filed with the Securities and Exchange Commission on November 13, 2001.
10.05	Customer Agreement between the Partnership and MS & Co.,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File No.
0-18314) filed with the Securities and Exchange
Commission on November 13, 2001.
10.06	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the
Partnership's Form 8-K (File No. 0-18314) filed with the Securities and Exchange Commission on November 13, 2001.
10.07	Securities Account Control Agreement among the
Partnership, MS & Co. and Morgan Stanley DW dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-18314)
filed with the Securities and Exchange Commission on
November 13, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13a-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(B)	Reports on Form 8-K.


A Current Report on Form 8-K was filed by the Partnership on October 17, 2003 for the purpose of reporting, under Item 5, the termination of the Guarantee Period, the liquidation of the Yield Pool and the limited partners' redemption rights.

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




                      Dean Witter Principal Plus Fund L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

November 14, 2003     By:  /s/Jeffrey D. Hahn
                              Jeffrey D. Hahn
                              Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.









DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6




- 7 -

DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

1356: