Form 10-K
period 2003-12-31
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 2004-03-30
CIK 854915

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2003 or

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

Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

Indicate by check-mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   Yes _____   No   __X___

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant's most recently completed second fiscal quarter:
$31,258,080 at June 30, 2003.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


       <table> DEAN WITTER PRINCIPAL PLUS FUND L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2003
<caption>                    Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . 	. . . . . 1

Part I .

	Item  1.	Business . . . . . . . . . . . . . . . . . . . . . . . . 2-5

	Item  2.	Properties . . . . . . . . . . . . . . . . . . . . . . . . 6

	Item  3.	Legal Proceedings . . . . . . . . . . . . . . . . . . . .  6

	Item  4.	Submission of Matters to a Vote of Security Holders . . .  6

Part II.

	Item  5.	Market for the Registrant's Partnership Units
			and Related Security Holder Matters . . . . . . . . . . .  7

	Item  6.	Selected Financial Data . . . . . . . . . . . . . . . . .  8

	Item  7.	Management's Discussion and Analysis of Financial
				Condition and Results of Operations . . . . . . . . . . 9-22

	Item 7A.	Quantitative and Qualitative Disclosures About
				Market Risk . . . . . . . . . . . . . . . . . . . . .  22-35

		Item  8.	Financial Statements and Supplementary Data . . . . . . . 36

		Item  9.		Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure . . . . . . . . . . . 36

	Item 9A.		Controls and Procedures . . . . . . . . . . . . . . . . . 37

Part III.

	Item 10.		Directors and Executive Officers of the Registrant . . 38-44

	Item 11.	Executive Compensation . . . . . . . . . . . . . . . . . .44

	Item 12.		Security Ownership of Certain Beneficial Owners
				and Management . . . . . . . . . . . . . . . . . . . . 44-45

	Item 13.	Certain Relationships and Related Transactions . . . . . .45

	Item 14.		Principal Accounting Fees and Services. . . . . . . . .45-46
Part IV.
	Item 15.		Exhibits, Financial Statement Schedules, and
				Reports on Form 8-K . . . . . . . . . . . . . . . . .  47-48

	DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:


	        Documents Incorporated	         Part of Form 10-K

	Partnership's Prospectus dated
	November 8, 1995    	      I

	Annual Report to Dean Witter
	Principal Plus Fund L.P.
	Limited Partners for the year
	ended December 31, 2003                  II, III and IV

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

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. SSARIS Advisors, LLC, (the "Trading Advisor") is the trading advisor to the Partnership.

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

The investment in the Yield Pool was made in order to ensure a guaranteed net asset value per limited partnership interest ("Unit(s)") of $1,961.00 as of the end of the Guarantee Period, which occurred on August 31, 2003. At the end of the Guarantee Period the net asset value per Unit was $2,058.58, greater than the guaranteed net asset value of at least $1,961.00 per Unit. The U.S. Treasuries matured and the Yield Pool was liquidated on August 15, 2003. The proceeds from its liquidation were invested in and will continue to be used in the trading of futures interests described above without any guarantee with respect to the net asset value per Unit at any future date.

The Partnership's net asset value per Unit of limited partnership interest at December 31, 2003 was $2,053.17, representing an increase of 1.1 percent from the net asset value per Unit of $2,031.46 at December 31, 2002. For a more detailed description of the Partnership's business, see subparagraph (c).

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


       Item 2.  PROPERTIES
The Partnership's executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan Stanley DW offices utilized by the Partnership are located at 825 Third
Avenue, 9th Floor, New York, NY  10022.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
















	       PART II


Item 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS



(a) Market Information. There is no established public trading market for Units of the Partnership.

(b) Holders. The number of holders of Units at December 31, 2003 was approximately 1,731.

(c) Distributions. No distributions have been made by the Partnership since it commenced operations on February 14, 1990. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of Partnership profits.












       <table> Item 6.  SELECTED FINANCIAL DATA (in dollars)







	       		   	     For the Years Ended December 31,
	               2003         2002         2001         2000         1999___

Revenues/(Losses)
(including interest
and change in value
of Yield Pool)	  	   1,166,605		 1,960,508   3,610,515    5,646,730   (1,332,776)



Net Income (Loss)	 	    (606,538)	   110,813   1,665,637    3,386,012   (3,799,938)



Net Income (Loss)
Per Unit for Tax and
Net Asset Valuation
(Limited & General
Partners) 			       21.71 	     47.99       41.60       126.37       (72.12)



Total Assets 		  27,321,957	      35,535,999  38,196,829   41,777,291   45,768,631



Total Limited
Partners' Capital		  26,207,748	      33,867,872  36,673,490   38,861,681   43,352,757


Net Asset Value Per
Unit 				    2,053.17	        2,031.46    1,983.47     1,941.87     1,815.50





Item 7. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS



Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for the Trading Advisor, which assets are used as margin to engage in trading and may be used as margin solely for the Partnership's trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. Since the Partnership's sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken

       nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. Illiquidity has not materially affected the Partnership assets.

There are no known material trends, demands, commitments, events or uncertainties at the present time that will result in, or that are reasonably likely to result in, the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional Units in the

       future will affect the amount of funds available for
investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.

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

Results of Operations.
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for each of the three years in the period ended December 31, 2003, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively

       traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past. Past performance is not necessarily indicative of future results.

The Partnership's results of operations are set forth in its financial statements prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Consolidated Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York


       City time, on a given day.  Prior to August 31, 2003 the difference between the cost of the zero-coupon U.S. Treasury Securities and its market value was recorded as "Change in value of Yield Pool". Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

The Partnership recorded revenues including interest and change in the value of the Yield Pool totaling $1,166,605, expenses totaling $1,807,047, and minority interest of $33,904, resulting in a net loss of $606,538 for the year ended December 31, 2003. The Partnership's net asset value per Unit increased from $2,031.46 at December 31, 2002 to $2,053.17 at December 31, 2003.
Total redemptions for the year were $7,254,598 and the Partnership's ending capital was $26,523,998 at December 31, 2003, a decrease of $7,861,136 from ending capital at December 31, 2002 of $34,385,134.



       The most significant trading gains of approximately 2.7%
were recorded in the global stock index markets from long positions in S&P 500 Index futures as global equity prices trended higher throughout the latter half of the year in response to positive earnings announcements and the prospect of interest rates in the U.S. remaining low, an overall improved global economic outlook. Additional gains of approximately 0.7% in the metals markets were experienced, primarily during October, by long futures positions in nickel and copper as industrial metals prices rallied in response to increased demand especially from China, as well as to growing investor sentiment that the global economy was on the path to recovery. A portion of the Partnership's overall gains for the year was offset by losses of approximately 0.3% in the agricultural markets on corn futures positions as the price of corn was lifted higher with wheat prices during January and then traded in a volatile pattern during April and August amid supply and weather-related issues.

The Partnership recorded revenues including interest and change in the value of the Yield Pool totaling $1,960,508, expenses totaling $1,912,700, and minority interest of $63,005, resulting in net income of $110,813 for the year ended December 31, 2002. The Partnership's net asset value per Unit increased from $1,983.47 at December 31, 2001 to $2,031.46 at December 31, 2002.

Total redemptions for the year were $3,037,991 and the Partnership's ending capital was $34,385,134 at December 31, 2002, a decrease of $2,927,178 from ending capital at December
31, 2001 of $37,312,312.

The most significant trading gains of approximately 4.0% were recorded in the global interest rate futures markets by long positions in European, Japanese, and U.S. interest rate futures, predominantly during the third quarter, as prices trended higher amid a shift in assets from stocks into bonds as investors sought the safety of fixed income investments. Additional gains of approximately 0.5% were recorded in the currency markets during May, June, and December from long positions in the euro, Swiss franc, and Japanese yen versus the U.S. dollar as the dollar's value weakened amid investors' fears concerning increased global tensions, specifically the threat of war between India and Pakistan, the looming threat of a military strike against Iraq, and the resumption of North Korea's nuclear program. A portion of the Partnership's overall gains was offset by losses of approximately 4.3% recorded in the global stock index futures markets from long positions in U.S., European, and Japanese stock index futures as prices continued to weaken throughout the majority of the year, particularly during July, September, and

December, amid continued economic uncertainty and ongoing political concerns. As of August 30, 2002, the Partnership received a settlement award payment from the Sumitomo Copper Litigation Settlement Administrator in the amount of $722,195.

The Partnership recorded revenues including interest and change in the value of the Yield Pool totaling $3,610,515, expenses totaling $2,009,820, and minority interest of $64,942, resulting in net income of $1,665,637 for the year ended December 31, 2001. The Partnership's net asset value per Unit increased from $1,941.87 at December 31, 2000 to $1,983.47 at December 31, 2001.
Total redemptions for the year were $3,823,672 and the Partnership's ending capital was $37,312,312 at December 31, 2001, a decrease of $2,158,035 from ending capital at December 31, 2000 of $39,470,347.

The most significant trading gains of approximately 3.4% were recorded in the global interest rate futures markets primarily during January from long positions in eurodollar futures as prices moved higher due to a surprise interest rate cut by the U.S. Federal Reserve on January 3rd and the subsequent anticipation of an additional interest rate cut later in January. Throughout a majority of the third quarter, additional profits were recorded from long positions in U.S. and Australian interest rate futures as prices trended higher amid continued concerns for the sluggish U.S. economy, interest rate cuts by the U.S. Federal Reserve and as investors sought a safe haven from declining stock prices. In the currency markets, gains of approximately 1.0% were recorded primarily from short positions in the South African rand as its value fell to an all-time low versus the U.S. dollar during December amid emerging market concerns and political turmoil in neighboring Zimbabwe. Additional currency gains were recorded from transactions involving the Singapore dollar during the third quarter. Profits were also recorded from short positions in the Japanese yen as the value of the yen trended lower versus the U.S. dollar during a majority of the fourth quarter due to concerns regarding the overall health of the Japanese economy. Smaller gains of approximately 0.6% were recorded in soft commodities throughout the first and second quarters from short cotton futures positions as prices moved lower on weak demand. These gains were partially offset by losses of approximately 2.8% incurred in the global stock index futures markets primarily during February, March, June and throughout a majority of the third quarter from long positions in S&P 500 Index futures as the trend in equity prices continued sharply lower amid worries regarding global economic
       uncertainty. In the energy markets, smaller losses of approximately 0.7% were recorded throughout the first nine months of the year from positions in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2003 trading results, refer to the Partnership's Annual Report to Limited Partners for the year ended December 31, 2003, which is incorporated by reference to Exhibit
13.01 of this Form 10-K.

The Partnership's gains and losses are allocated among its partners for income tax purposes.

Market Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership may trade futures, forwards, and options to gain long-biased exposure to global stock markets and global bond markets, as well as long and short exposure to a component of managed futures contracts in agricultural commodities, energy products, foreign currencies, precious and base metals, and soft commodities. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be

       significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and if the Trading Advisor were unable to offset positions of the Partnership, the Partnership could lose all of its assets and limited partners would realize a 100% loss.

In addition to the Trading Advisor's internal controls, the Trading Advisor must comply with the Partnership's trading policies that include standards for liquidity and leverage that must be maintained. The Trading Advisor and Demeter monitor the Partnership's trading activities to ensure compliance with the trading policies and Demeter can require the Trading Advisor to modify positions of the Partnership if Demeter believes they violate the Partnership's trading policies.

Credit Risk.
In addition to market risk, in entering into futures, forward, and options contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures contracts traded in the United States and the foreign exchanges on which the Partnership

       trades is the clearinghouse associated with such exchange.
In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member's customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker's customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contracts counterparty.

Demeter deals with these credit risks of the Partnership in several ways. First, it monitors the Partnership's credit exposure to each exchange on a daily basis. The commodity brokers inform the Partnership, as with all their customers, of its net margin requirements for all its existing open positions and Demeter has installed a system which permits it to monitor

       the Partnership's potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership's margin liability thereon.

Second, the Partnership's trading policies limit the amount of its net assets that can be committed at any given time to futures contracts and require a minimum amount of diversification in the Partnership's trading, usually over several different products and exchanges. Historically, the Partnership's exposure to any one exchange has typically amounted to only a small percentage of its total net assets and on those relatively few occasions where the Partnership's credit exposure climbs above an acceptable level, Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate. Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The Partnership presently deals with MS & Co. as the sole conterparty on forward contracts.


       See "Financial Instruments" under "Notes to Financial
Statements" in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2003, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent

       changes in the fair value of the Partnership's open
positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Profits and losses on open positions of exchange-traded futures, forwards and options are settled daily through variation margin.

The Partnership's total market risk may increase or decrease as it's influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets.

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


Quantifying the Partnership's Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation

       Reform Act of 1995 (set forth in Section 27A of the
Securities Act of 1933 and Section 21E of the Securities Exchange
Act of 1934). All quantitative disclosures in this section are deemed to the forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings and cash flow.

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in


       portfolio value that, based on observed market risk
factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case
outcome.   Demeter uses approximately four years of daily market
data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading

       Advisor in their daily risk management activities.  Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at December 31, 2003 and 2002. At December 31, 2003 and 2002, the Partnership's total capitalization was approximately $27 million and $34 million, respectively.

Primary Market 	 December 31, 2003	   December 31, 2002
Risk Category	  	    Value at Risk	     Value at Risk
Equity				  (1.38)%			   (0.30)%
Interest Rate		  	  (0.42)			   (0.14)
Currency		 	       (0.38) 			   (0.09)
Commodity		  		  (0.11)   		   (0.05)
Aggregate Value at Risk 	  (1.33)%			   (0.31)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

       Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2003 VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from January 1, 2003 through December 31, 2003.


Primary Market Risk Category      High        Low        Average
Equity                      	   (1.38)%	(0.19)%	  (0.62)%
Interest Rate				   (0.68)		(0.13)	  (0.35)
Currency  				   (0.38)	  	(0.03)	  (0.15)
Commodity 				   (0.17)	     (0.02)	  (0.08)
Aggregate Value at Risk          (1.33)%	(0.20)%	  (0.66)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the

       Partnership to typically be many times the total
capitalization of the Partnership. The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
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

       The VaR tables provided present the results of the
Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at December 31, 2003 and 2002 and for the four quarter-end reporting periods during calendar year 2003. VaR is not necessarily representative of the historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 98% as of December 31, 2003) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2003, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The primary market exposure of the Partnership at December 31, 2003 was to the global stock index sector. The Partnership's exposure is primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2003, the Partner-ship's greatest exposure was to the S&P 500 (U.S.) stock index. The Partnership is exposed to the risk of adverse price trends or static markets in stock indices in the U.S. stock index. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Interest Rate.	  The Partnership's second largest market exposure
at December 31, 2003 was to the global interest rate complex. Exposure was primarily spread across the European, Australian, Japanese and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency.	 The Partnership's third largest market exposure at
December 31, 2003 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions

       influence these fluctuations.  The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2003, the Partnership's major exposures were to the euro, Canadian dollar, Australian dollar, Swiss franc, and Japanese yen currency crosses and outright U.S. dollar positions.
 Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Commodity.
     Energy.  	At December 31, 2003, the Partnership's energy
exposure was to futures contracts in crude oil. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profit and losses, which have been experienced in the past, are expected to continue to be experienced in the future.

       Metals.	The Partnership's metals exposure at December
31, 2003 was to fluctuations in the price of base metals, such as nickel and copper. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets.
The Trading Advisor, from time to time, takes positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At December 31, 2003, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cotton and corn markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposures of the Partnership at December 31, 2003:

Foreign Currency Balances.	The Partnership's primary
foreign currency balances at December 31, 2003 were in euros and Japanese yen. The Partnership controls the non-trading


       risk of foreign currency balances by regularly
converting them back into U.S. dollars upon liquidation of their respective positions.

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

Demeter monitors and controls the risk of the Partnership's non-trading instrument cash. Cash is the only Partnership investments directed by Demeter, rather than the Trading Advisor.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements are incorporated by reference to the Partnership's Annual Report, which is filed as
Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

                             Net Income/(Loss)
					      Allocated to	   Net Income/(Loss)
       				      Partners for	    Per Unit for
Quarter		 Revenues/		  Tax and Net	     Tax and Net
Ended		    (Net Losses)    Asset Valuation    Asset Valuation

2003
March 31 	    $   41,044	       $  (25,574)	   	 $  (1.55)
June 30          730,869	          623,298		    39.21
September 30    (229,081)	         (468,414)	  	   (31.09)
December 31	  623,773	          178,175	  	    15.14

Total		    $1,166,605	       $  307,485	 	 $  21.71

2002
March 31 	    $ (193,784)	       $ (207,881)	   	 $ (11.56)
June 30          999,578	          354,870		    20.09
September 30     965,264	          559,454	  	    32.30
December 31	  189,450	          120,786	  	     7.16

Total		    $1,960,508	       $  827,229	 	 $  47.99




Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.





       Item 9A.  CONTROLS AND PROCEDURES
   (a)	As of the end of the period covered by this annual
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

   (b)	There have been no significant changes in the
Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
























       PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Jeffrey A. Rothman, age 42, is the Chairman of the Board of Directors and President of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also the Chairman of the Board of Directors of Morgan Stanley Futures & Currency Management Inc. Mr. Rothman has been with the managed futures department for seventeen years. Throughout his career, Mr. Rothman has helped with the development, marketing and administration of approximately 39 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors. Mr. Rothman has a B.A. degree in Liberal Arts from Brooklyn College, New York.

Richard A. Beech, age 52, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 25 years. He has been at Morgan Stanley DW since August 1984 where he is

       presently an Executive Director and head of Futures, Forex
& Metals. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures and sales management. Mr. Beech has a B.S. degree in Business Administration from Ohio State University and an M.B.A. degree from Virginia Polytechnic Institute and State University.

Raymond A. Harris, age 47, is a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. Mr. Harris is currently Managing Director and head of Client Solutions for Morgan Stanley Individual Investor Group. Mr. Harris joined Morgan Stanley in 1982 and served in financial and operational assignments for Dean Witter Reynolds. In 1994, he joined the Discover Financial Services division, leading restructuring and product development efforts. Mr. Harris became Chief Administrative Officer for Morgan Stanley Investment Management in 1999. In 2001, he was named head of Global Products and Services for Investment Management. Mr. Harris has an M.B.A. in Finance from the University of Chicago and a B.A. degree from Boston College.


       Frank Zafran, age 48, is a Director of Demeter and of
Morgan Stanley Futures & Currency Management Inc. Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was named Chief Administrative Officer of Morgan Stanley's Client Solutions Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Douglas J. Ketterer, age 38, was named a Director of Demeter, and confirmed by the National Futures Association as a principal of Demeter on October 27, 2003. Mr. Ketterer is a Managing Director and head of the Investment Solutions Group, which is comprised of a number of departments which offer products and services through Morgan Stanley's Individual Investor Group (including Managed Futures, Alternative Investments, Insurance Services, Personal Trust, Corporate Services, and others). Mr. Ketterer joined the firm in 1990 in the Corporate Finance Division as a part of the Retail Products Group. He later moved to the origination side of Investment Banking, and then, after the merger between Morgan Stanley and Dean Witter, served in the Product Development Group

       at Morgan Stanley Dean Witter Advisors (now known as Morgan
Stanley Funds). From the summer of 2000 to the summer of 2002, Mr. Ketterer served as the Chief Administrative Officer for Morgan Stanley Investment Management, where he headed the Strategic Planning & Administrative Group. Mr. Ketterer received his M.B.A. from New York University's Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany's School of Business.

Jeffrey S. Swartz resigned his position as a Director of Demeter.

Louise M. Wasso-Jonikas will become a Director of Demeter once she has registered with the National Futures Association as an associated person, which registration is currently pending.
Ms. Wasso-Jonikas is a Managing Director of Morgan Stanley and Director of Alternative Investments for the Individual Investor Group (IIG) of Morgan Stanley. Ms. Wasso-Jonikas rejoined Morgan Stanley in 1999. Ms. Wasso-Jonikas was Co-Founder and President/Chief Operating Officer of Graystone Partners, an objective consulting firm, from 1993 to 1999, when Graystone was acquired by Morgan Stanley. Prior to founding Graystone, Ms. Wasso-Jonikas was a Senior Vice President at Bessemer Trust and opened their Chicago office. She also was a Vice President at the Northern Trust in their Wealth Management Services Group where she

       worked exclusively with their largest private clients and family offices throughout the U.S. and abroad serving their broad investment and custody needs. Ms. Wasso-Jonikas also worked as an Equity Block Trader with Goldman Sachs and with Morgan Stanley advising and managing money for private clients. Ms. Wasso-Jonikas's focus is on developing a robust external manager platform utilizing alternative managers for IIG clients as well as overseeing some of the firm's largest client relationships. Ms. Wasso-Jonikas holds a BA in Economics from Mount Holyoke College and an MBA in Finance from the University of Chicago Graduate School of Business.

Jeffrey D. Hahn, age 46, is the Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also the Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in Economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a

       Certified Public Accountant.

All of the foregoing directors have indefinite terms.

The Audit Committee
The Partnership is operated by its general partner, Demeter, and does not have an audit committee. As such, the entire Board of Directors of Demeter serves as the audit committee. None of the directors are considered to be "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. The Board of Directors of Demeter has determined that Mr. Jeffrey D. Hahn is the audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance
The Partnership has no directors, executive officers or greater than 10 percent beneficial owners and none of the directors or executive officers of Demeter, the general partner of the Partnership, own Units of the Partnership. As such, no Forms 3,
4, or 5 have been filed.

Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership's principal executive officer, principal financial

       officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Demeter. The President, Chief Financial Officer and each member of the Board of Directors of Demeter are employees of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley's website at www.morganstanley.com/ourcommitment/codeofcon duct.html.

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.


Item 12. 	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT


(a) Security Ownership of Certain Beneficial Owners - At December 31, 2003, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2003,
Demeter owned 154.030 Units of general partnership interest, representing a 1.19 percent interest in the Partnership.

(c)	Changes in Control - None.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Consolidated Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2003, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage fees (paid and accrued by the Partnership) of $1,256,424 for the year ended December 31, 2003.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The Partnership pays all accounting fees as discussed in Note 1 to the Financial Statements, "Operating Expenses" in the Annual
Report to the Limited Partners for the year ended December 31, 2003.





       (1)	Audit Fees.  The aggregate fees for professional
services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership's financial statements and reviews of the financial statements included in our Quarterly Reports on Form 10-Q and in connection with statutory and regulatory filings for the years ended December 31, 2003 and 2002 were approximately $36,700 and $36,584, respectively.

(2)	Audit-Related Fees. There were no fees for assurance and
related services rendered by Deloitte & Touche LLP for the years ended December 31, 2003 and 2002.

(3)	Tax Fees. The aggregate fees for tax compliance services
rendered by Deloitte & Touche LLP for the years ended December
31, 2003 and 2002 were approximately $33,381 and $32,533,
respectively.

(4)  All Other Fees.  None.


As of the date of this Report, the Board of Directors of Demeter has not adopted pre-approval policies and procedures. As a result, all services provided by Deloitte & Touche LLP must be directly pre-approved by the Board of Directors of Demeter.

	PART IV
Item 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
 	   FORM 8-K

(a)	1.  Listing of Financial Statements
The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2003, are incorporated by reference to Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent auditors, for
the years ended December 31, 2003, 2002 and 2001.

-	Consolidated Statements of Financial Condition, including the
Consolidated Schedules of Investments, as of December 31,
2003 and 2002.

-	Consolidated Statements of Operations, Changes in Partners'
Capital, and Cash Flows for the years ended December 31, 2003, 2002 and 2001.

-	Notes to Consolidated Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8 and 13, the Annual Report to Limited Partners for the year ended December 31, 2003 is not deemed to be filed with this report.

	2.  Listing of Financial Statement Schedules
No financial statement schedules are required to be filed with this report.

(b)	Reports on Form 8-K
No reports on Form 8-K have been filed by the Partnership during the last quarter of the period covered by this report.

(c)	Exhibits
Refer to Exhibit Index on age E-1 to E-2.






















      	SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					DEAN WITTER PRINCIPAL PLUS FUND L.P.
						(Registrant)

					BY:  Demeter Management Corporation,
						General Partner

March 30, 2004			BY: /s/	Jeffrey A. Rothman
						 	Jeffrey A. Rothman,
							President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/	Jeffrey A. Rothman                    		March 30, 2004
	  	Jeffrey A. Rothman, President

    /s/ 	Douglas J. Ketterer	               		March 30, 2004
	 	Douglas J. Ketterer, Director

    /s/	Louise M. Wasso-Jonikas              		March 30, 2004
	  	Louise M. Wasso-Jonikas, Director

    /s/    Richard A. Beech                   		March 30, 2004
           Richard A. Beech, Director

    /s/    Raymond A. Harris               	   		March 30, 2004
           Raymond A. Harris, Director

    /s/    Frank Zafran	             		March 30, 2004
           Frank Zafran, Director

    /s/  	Jeffrey D. Hahn	                  		March 30, 2004
	    	Jeffrey D. Hahn, Chief
	  	Financial Officer









       EXHIBIT INDEX

ITEM


	3.01	Amended and Restated Limited Partnership Agreement of the
Partnership, dated as of August 29, 1995, is incorporated by reference to Exhibit 3.01 and Exhibit 3.02 of the Partnership's Registration Statement (File No. 33-95414) on
Form S-1.

10.01	Amended and Restated Management Agreement among the
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

10.04	Commodity Futures Customer Agreement between MS & Co. and the
Partnership, and acknowledged and agreed to by Morgan Stanley
DW, dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-
18314) filed with the Securities and Exchange Commission on November 13, 2001.

10.05	Customer Agreement between the Partnership and MS & Co.,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-
18314) filed with the Securities and Exchange Commission on November 13, 2001.

10.06	Foreign Exchange and Options Master Agreement between MS &
Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-18314) filed with the
Securities and Exchange Commission on November 13, 2001.

10.07	Securities Account Control Agreement among the Partnership,
MS & Co. and Morgan Stanley DW, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-K (File No. 0-18314) filed with the
Securities and Exchange Commission on November 13, 2001.

	13.01	December 31, 2003 Annual Report to Limited Partners is filed herewith.

31.01	Certification of President of Demeter Management
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

32.01	Certification of President of Demeter Management Corpor-
ation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                      Principal
                                                                           Plus
                                                                           Fund

            December 31, 2003
            Annual Report

    [LOGO] Morgan Stanley

DEAN WITTER PRINCIPAL PLUS FUND L.P.

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the inception-to-date return and the compound annualized return since inception for the Fund. Past performance is not necessarily indicative of future results.

                                                                                                      INCEPTION-  COMPOUND
                                                                                                       TO-DATE   ANNUALIZED
                        1990      1991 1992 1993 1994  1995 1996  1997 1998 1999  2000 2001 2002 2003   RETURN     RETURN
FUND                     %         %    %    %    %     %    %     %    %    %     %    %    %    %       %          %
---------------------------------------------------------------------------------------------------------------------------
Principal Plus Fund      7.5      10.4 9.4  11.6 (8.6) 18.0 (5.3) 15.4 10.5 (3.8) 7.0  2.1  2.4  1.1    105.3       5.3
                    (10 1/2 mos.)
---------------------------------------------------------------------------------------------------------------------------

DEMETER MANAGEMENT CORPORATION

825 Third Avenue, 9th Floor
New York, NY 10022
Telephone (212) 310-6444

DEAN WITTER PRINCIPAL PLUS FUND L.P.
ANNUAL REPORT
2003

Dear Limited Partner:

  This marks the fourteenth annual report for the Dean Witter Principal Plus Fund L.P. (the "Fund"). The Fund began the year at a Net Asset Value per Unit per Limited Partnership Agreement of $2,031.46 and increased by 1.1% to $2,053.17 on December 31, 2003. The Fund has increased by 105.3% since it began trading in February 1990 (a compound annualized return of 5.3%).

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

  I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is no guarantee of future results.

Sincerely,

/s/ Jeffrey A. Rothman
Jeffrey A. Rothman
Chairman and President
Demeter Management Corporation
General Partner for
Dean Witter Principal Plus Fund L.P.

PRINCIPAL PLUS FUND

                                 [CHART]

                       Year ended December 31, 2003
                      -----------------------------
Currencies                       -0.11%
Interest Rates                    0.15%
Stock Indices                     2.71%
Energies                         -0.14%
Metals                            0.65%
Agriculturals                    -0.34%


Note:Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:

.. In the global stock index markets, gains were experienced from long positions in S&P 500 Index futures as global equity prices trended higher throughout the latter half of the year in response to positive earnings announcements, the prospect of interest rates in the U.S. remaining low and an overall improved global economic outlook.

.. Additional gains were recorded in the metals markets, primarily during October, from long futures positions in nickel and copper as industrial metals prices rallied in response to growing investor sentiment that the global economy was on the path to recovery, as well as to increased demand especially from China.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:

.. In the agricultural markets, losses were incurred on corn futures positions as the price of corn was lifted higher with wheat prices during January and then traded in a volatile pattern during April and August amid supply and weather-related issues.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

INDEPENDENT AUDITORS' REPORT

To the Limited Partners and the General Partner:

  We have audited the accompanying consolidated statements of financial condition of Dean Witter Principal Plus Fund L.P. (the "Partnership") and its subsidiary Dean Witter Principal Plus Fund Management L.P. (the "Trading Company"), including the consolidated schedules of investments, as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Dean Witter Principal Plus Fund L.P. and the Trading Company at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
New York, New York
March 2, 2004

DEAN WITTER PRINCIPAL PLUS FUND L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                          DECEMBER 31,
                                                     ----------------------
                                                        2003        2002
                                                     ----------  ----------
                                                         $           $
                                    ASSETS
     Equity in futures interests trading accounts:
       Cash                                          26,475,763   2,146,079
       Net unrealized gain on open contracts
        (MS&Co.)                                        633,291       4,443
       Net unrealized gain (loss) on open contracts
        (MSIL)                                          203,735     (1,383)
                                                     ----------  ----------
         Total net unrealized gain on open
          contracts                                     837,026       3,060
       Net option premiums                              (11,000)    332,375
                                                     ----------  ----------
         Total Trading Equity                        27,301,789   2,481,514
     Interest receivable (Morgan Stanley DW)             20,168       2,243
     Investment in zero-coupon U.S. Treasury
      Securities                                         --      32,138,219
     Unrealized gain on zero-coupon U.S. Treasury
      Securities                                         --         914,023
                                                     ----------  ----------
         Total Assets                                27,321,957  35,535,999
                                                     ==========  ==========

                       LIABILITIES AND PARTNERS' CAPITAL
     LIABILITIES
     Redemptions payable                                447,519     813,900
     Accrued administrative expenses                    211,963     133,842
     Accrued brokerage fees (Morgan Stanley DW)          90,367     114,961
     Accrued management fees                             22,592      28,740
                                                     ----------  ----------
         Total Liabilities                              772,441   1,091,443
                                                     ----------  ----------
     Minority Interest                                   25,518      59,422
                                                     ----------  ----------
     PARTNERS' CAPITAL
     Limited Partners (12,764.514  and
      16,228.515 Units, respectively)                26,207,748  33,867,872
     General Partner (154.030 and
      247.857 Units, respectively)                      316,250     517,262
                                                     ----------  ----------
         Total Partners' Capital                     26,523,998  34,385,134
                                                     ----------  ----------
         Total Liabilities and
          Partners' Capital                          27,321,957  35,535,999
                                                     ==========  ==========
     Total Partners' Capital                         26,523,998  34,385,134
     Less: Excess of market value over amortized
      cost of zero-coupon U.S. Treasury
      Securities                                         --         914,023
                                                     ----------  ----------
     NET ASSETS PER LIMITED
      PARTNERSHIP AGREEMENT                          26,523,998  33,471,111
                                                     ==========  ==========
     NET ASSET VALUE PER UNIT PER
      LIMITED PARTNERSHIP
      AGREEMENT                                        2,053.17    2,031.46
                                                     ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  FOR THE YEARS ENDED
                                                     DECEMBER 31,
                                           --------------------------------
                                              2003       2002       2001
                                           ---------  ---------  ----------
                                               $          $          $
    REVENUES
    Trading profit (loss):
      Realized                                40,757    458,130   1,893,318
      Net change in unrealized               833,966   (372,008) (1,254,896)
                                           ---------  ---------  ----------
                                             874,723     86,122     638,422
    Proceeds from Litigation Settlement        --       722,195      --
                                           ---------  ---------  ----------
       Total Trading Results                 874,723    808,317     638,422
    Interest income                        1,205,905  1,868,607   2,027,119
    Change in value of Yield Pool           (914,023)  (716,416)    944,974
                                           ---------  ---------  ----------
       Total                               1,166,605  1,960,508   3,610,515
                                           ---------  ---------  ----------
    EXPENSES
    Brokerage fees (Morgan Stanley DW)     1,256,424  1,398,817   1,488,976
    Management fees                          314,106    349,705     372,244
    Administrative expenses                  199,000    123,000      97,000
    Transaction fees and costs                37,517     41,178      51,600
                                           ---------  ---------  ----------
       Total                               1,807,047  1,912,700   2,009,820
                                           ---------  ---------  ----------
    INCOME (LOSS) BEFORE
     MINORITY INTEREST                      (640,442)    47,808   1,600,695
    Less: Minority interest                  (33,904)   (63,005)    (64,942)
                                           ---------  ---------  ----------
    NET INCOME (LOSS)                       (606,538)   110,813   1,665,637
                                           =========  =========  ==========
    NET INCOME (LOSS) ALLOCATION:
    Limited Partners                        (595,526)   113,373   1,635,481
    General Partner                          (11,012)    (2,560)     30,156
                                           ---------  ---------  ----------
    NET INCOME (LOSS)                       (606,538)   110,813   1,665,637
    Less: Change in excess of market value
     over amortized cost of zero-coupon
     U.S. Treasury Securities               (914,023)  (716,416)    944,974
                                           ---------  ---------  ----------
    NET INCOME ALLOCATED TO
     PARTNERS FOR TAX AND NET
     ASSET VALUATION                         307,485    827,229     720,663
                                           =========  =========  ==========
    NET INCOME ALLOCATION FOR TAX AND
     NET ASSET VALUATION
    Limited Partners                         303,758    815,268     707,808
    General Partner                            3,727     11,961      12,855

    NET INCOME PER UNIT FOR TAX AND
     NET ASSET VALUATION
    Limited Partners                           21.71      47.99       41.60
    General Partner                            21.71      47.99       41.60

  The accompanying notes are an integral part of these consolidated financial statements.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                            UNITS OF
                           PARTNERSHIP  LIMITED     GENERAL
                            INTEREST    PARTNERS    PARTNER     TOTAL
                           ----------- ----------  --------  ----------
                                           $           $          $
        Partners' Capital,
        December 31, 2000  19,972.981  38,861,681   608,666  39,470,347
        Net income             --       1,635,481    30,156   1,665,637
        Redemptions        (1,983.325) (3,823,672)    --     (3,823,672)
                           ----------  ----------  --------  ----------
        Partners' Capital,
        December 31, 2001  17,989.656  36,673,490   638,822  37,312,312
        Net income (loss)      --         113,373    (2,560)    110,813
        Redemptions        (1,513.284) (2,918,991) (119,000) (3,037,991)
                           ----------  ----------  --------  ----------
        Partners' Capital,
        December 31, 2002  16,476.372  33,867,872   517,262  34,385,134
        Net loss               --        (595,526)  (11,012)   (606,538)
        Redemptions        (3,557.828) (7,064,598) (190,000) (7,254,598)
                           ----------  ----------  --------  ----------
        Partners' Capital,
        December 31, 2003  12,918.544  26,207,748   316,250  26,523,998
                           ==========  ==========  ========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               FOR THE YEARS ENDED
                                                  DECEMBER 31,
                                       ----------------------------------
                                          2003        2002        2001
                                       ----------  ----------  ----------
                                           $           $           $
      CASH FLOWS FROM
       OPERATING ACTIVITIES
      Net income (loss)                  (606,538)    110,813   1,665,637
      Noncash items included in net
       income (loss):
        Net change in unrealized        (833,966)     372,008   1,254,896
        Change in value of Yield Pool     914,023     716,416    (944,974)
      (Increase) decrease in operating
       assets:
        Net option premiums               343,375    (332,375)    365,750
        Investment in zero-coupon
         U.S. Treasury Securities      32,138,219     775,078   2,742,555
        Interest receivable (Morgan
         Stanley DW)                     (17,925)       2,968      17,218
      Increase (decrease) in operating
       liabilities:
        Accrued administrative
         expenses                          78,121     (31,123)     44,962
        Accrued brokerage fees
         (Morgan Stanley DW)             (24,594)      (6,377)    (15,235)
        Accrued management fees           (6,148)      (1,594)     (3,809)
                                       ----------  ----------  ----------
      Net cash provided by operating
       activities                      31,984,567   1,605,814   5,127,000
                                       ----------  ----------  ----------

      CASH FLOWS FROM
       FINANCING ACTIVITIES
      Increase (decrease) in
       redemptions payable               (366,381)    368,447  (1,383,403)
      Decrease in minority interest       (33,904)    (63,005)    (64,942)
      Redemptions of Units             (7,254,598) (3,037,991) (3,823,672)
                                       ----------  ----------  ----------
      Net cash used for financing
       activities                      (7,654,883) (2,732,549) (5,272,017)
                                       ----------  ----------  ----------
      Net increase (decrease) in cash  24,329,684  (1,126,735)   (145,017)
      Balance at beginning of period    2,146,079   3,272,814   3,417,831
                                       ----------  ----------  ----------
      Balance at end of period         26,475,763   2,146,079   3,272,814
                                       ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

CONSOLIDATED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2003 AND 2002

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2003 PARTNERSHIP NET ASSETS: $26,523,998                                 $              %              $               %
Foreign currency                                                      170,018          0.64          32,498           0.12
Interest rate                                                          75,683          0.29            --              --
Commodity                                                             200,222          0.75          (2,050)         (0.01)
Equity                                                                389,000          1.47            --              --
                                                                     --------         -----          ------          -----
  Grand Total:                                                        834,923          3.15          30,448           0.11
                                                                     ========         =====          ======          =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition


2002 PARTNERSHIP NET ASSETS: $34,385,134
Foreign currency                                                       59,190          0.17          14,463           0.05
Interest Rate                                                          85,884          0.25            (158)           --
Equity                                                               (184,112)        (0.54)           --              --
Commodity                                                              10,327          0.03           2,674           0.01
                                                                     --------         -----          ------          -----
  Grand Total:                                                        (28,711)        (0.09)         16,979           0.06
                                                                     ========         =====          ======          =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


FUTURES AND FORWARD CONTRACTS:                                    NET UNREALIZED GAIN)/(LOSS) # OF CONTRACTS/NOTIONAL AMOUNTS
------------------------------                                    --------------------------- -------------------------------
2003 PARTNERSHIP NET ASSETS: $26,523,998                                       $
Foreign currency                                                            202,516                      4,080,079
Interest rate                                                                75,683                            311
Commodity                                                                   198,172                             47
Equity                                                                      389,000                             40
                                                                           --------
  Grand Total:                                                              865,371

  Unrealized Currency Loss                                                  (28,345)
                                                                           --------
  Total Net Unrealized Gain per Statement of Financial Condition            837,026
                                                                           ========

2002 PARTNERSHIP NET ASSETS: $34,385,134
Foreign currency                                                             73,653                        680,025
Interest Rate                                                                85,726                            141
Equity                                                                     (184,112)                            58
Commodity                                                                    13,001                             42
                                                                           --------
  Grand Total:                                                              (11,732)

  Unrealized Currency Gain                                                   14,792
                                                                           --------
  Total Net Unrealized Gain per Statement of Financial Condition              3,060
                                                                           ========

  The accompanying notes are an integral part of these consolidated financial statements.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION. Dean Witter Principal Plus Fund L.P. (the "Partnership") is a limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts and forward contracts on physical commodities and other commodity interests (collectively, "futures interests").
  The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited
("MSIL"). Demeter, Morgan Stanley DW, MS&Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisor to the Partnership is SSARIS Advisors, LLC (the "Trading Advisor").
  Prior to August 31, 2003, part of the Partnership's objective was to achieve long-term appreciation while assuring investors at least a 3% compound annual rate of return over approximately seven and one-half years from February 1, 1996 through August 31, 2003 (the "Guarantee Period"). At the end of Guarantee Period the Net Asset Value per limited partnership interest ("Unit(s)") was guaranteed to be at least $1,961.00 per Unit. To accomplish this objective the Partnership initially invested approximately 80% of the Partnership's assets in zero-coupon U.S. Treasury Securities (the "Yield Pool"). The Partnership's remaining assets were contributed to its subsidiary, Dean Witter Principal Plus Fund Management L.P. (the "Trading Company"), which was established solely to trade in futures interests on behalf of the Partnership.
  At the end of the Guarantee Period on August 31, 2003, the Net Asset Value per Unit was $2,058.58, greater than the guaranteed Net Asset Value of at least $1,961.00 per Unit. The zero-coupon U.S. Treasury Securities matured and the Yield Pool was liquidated on August 15, 2003. The proceeds from its liquidation were invested in and will continue to be used in the trading of futures interests described above without any guarantee with respect to the Net Asset Value per Unit at any future date.

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

REVENUE RECOGNITION. Prior to the Guarantee Period, the Yield Pool was valued at cost plus accreted interest with the accumulated unrealized gain (loss) on the zero-coupon U.S. Treasury Securities separately disclosed. The annual change in the Yield Pool's market value is reflected on the consolidated statements of operations. The consolidated statements of financial condition and the consolidated statements of operations have been reconciled to reflect Net Assets, Net Asset Value per Unit and net income (loss) in accordance with the terms of the Limited Partnership Agreement.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

  The following information pertains to the Yield Pool at December 31, 2003 and 2002:

                                                             2003       2002
                                                           --------- ----------
                                                              $          $
Accreted Interest Income for the year                      1,095,283  1,826,766
Cost of Yield Pool at year end                                --     21,788,470
Accreted Interest Receivable at year end                      --     10,349,749
Market Value of Yield Pool at year end                        --     33,052,242

  Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profit (loss) on open contracts from one period to the next on the consolidated statements of operations. Monthly, Morgan Stanley DW pays interest income on 100% and 90% of the Partnership's and the Trading Company's, respectively, average daily Net Assets as defined in the Limited Partnership Agreement for the month at a prevailing rate on U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies owed to the Partnership and the Trading Company on futures interests.

NET INCOME (LOSS) PER UNIT. Net income (loss) per Unit of limited partnership interest is computed using the weighted average number of Units outstanding during the period.

CONDENSED SCHEDULES OF INVESTMENTS. In March 2001, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee ("AICPA Executive Committee") issued Statement of Position 01-1 ("SOP 01-1") "Amendment to the Scope of Statement of Position 95-2, Financial Reporting By Nonpublic Investment Partnerships, to Include Commodity Pools". SOP 01-1 required commodity pools to include a condensed schedule of investments identifying those investments which constitute more than 5% of Net Assets, taking long and short positions into account separately, beginning in fiscal years ending after December 15, 2001.
  In December 2003, the AICPA Executive Committee issued Statement of Position 03-4 ("SOP 03-4") "Reporting Financial Highlights and Schedule of Investments by Nonregistered Investment Partnerships:

DEAN WITTER PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

An Amendment to the Audit and Accounting Guide Audits Of Investment Companies and AICPA Statement of Position 95-2, Financial Reporting By Nonpublic Investment Partnerships". SOP 03-4 requires commodity pools to disclose on the Schedule of Investments the number of contracts, the contracts' expiration dates and the cumulative unrealized gains/(losses) on open futures contracts, when the cumulative unrealized gains/(losses) on an open futures contract exceeds 5% of Net Assets, taking long and short positions into account separately. SOP 03-4 also requires ratios for expenses and net income/(losses) based on average net assets to be disclosed in Financial Highlights. SOP 03-4 is effective for fiscal years ending after December 15, 2003.

EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnership's asset "Equity in futures interests trading accounts," reflected on the consolidated statements of financial condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co. and MSIL to be used as margin for trading; (B) net unrealized gains or losses on open contracts which are valued at market and calculated as the difference between original contract value and market value; and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.
  The Partnership, in the normal course of business, enters into various contracts with MS&Co. and MSIL acting as its commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading results in unrealized gains or losses, the amounts are offset and reported on a net basis on the Partnership's consolidated statements of financial condition.
  The Partnership has offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under the terms of its master netting agreement with MS&Co., the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)


BROKERAGE FEES AND RELATED TRANSACTION FEES AND COSTS. The monthly brokerage fee is equal to 1/3 of 1% per month (a 4% annual rate) of the Partnership's adjusted month-end Net Assets. Transaction fees and costs are accrued on a half-turn basis. In 2003, 2002, and 2001, the brokerage fees charged were the equivalent of a roundturn commission charge of approximately $163, $170, and $138, respectively, per contract traded.

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

REDEMPTIONS. As of the last day of any month, limited partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit upon five business days advance notice by redemption form to Demeter.
  Prior to August 31, 2003 the limited partners could redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the last day of any calendar quarter upon five business days advance notice by redemption form to Demeter.
  During 2003, 2002, and 2001, the Partnership sold securities in the Yield Pool in order to fund redemptions as detailed below:

                                       2003      2002       2001
                                     --------- --------- ----------
                                        $         $          $
             Cost of Securities Sold 2,086,473 1,820,659  3,453,609
             Interest Accreted on
              Securities Sold        1,043,029   781,186  1,179,649
             Proceeds from Sale of
              Securities             3,165,925 2,701,992  4,775,331

DISTRIBUTIONS. The Partnership did not make any distributions during the Guarantee Period, and thereafter, distributions, other than redemptions of Units, will be made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)


INCOME TAXES. No provision for income taxes has been made in the accompanying consolidated financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

DISSOLUTION OF THE PARTNERSHIP. The Partnership will terminate on December 31, 2025, or at an earlier date if certain conditions set forth in the Limited Partnership Agreement occur.
  The Trading Company may terminate operations if its Net Assets decline to 5% or less of consolidated Partnership Net Assets, and will terminate operations if its Net Assets decline to less than 3% of consolidated Partnership Net Assets. At December 31, 2003 and 2002, the Trading Company had Net Assets of $16,209,606 and $2,192,931, respectively, which represented 61% and 6% respectively, of the consolidated Partnership's Net Assets at the respective dates.

LITIGATION SETTLEMENT. On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator and received payment of this settlement award in the amount of $722,195 as of August 30, 2002.

--------------------------------------------------------------------------------
2. RELATED PARTY TRANSACTIONS
The Trading Company pays a monthly brokerage fee to Morgan Stanley DW as described in Note 1. The Partnership's and Trading Company's cash is on deposit with Morgan Stanley DW, MS&Co. and MSIL in futures interests trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds as described in Note 1. Pursuant to the Limited Partnership Agreement, Demeter initially invested $200,000 of General Partnership Interest in the Trading Company.

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

DEAN WITTER PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)


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

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS      LONGEST MATURITIES
                   --------------------------- -------------------
                               OFF-                        OFF-
                   EXCHANGE- EXCHANGE-         EXCHANGE- EXCHANGE-
              YEAR  TRADED    TRADED    TOTAL   TRADED    TRADED
              ---- --------- --------- ------- --------- ---------
                       $         $        $
              2003  816,989   20,037   837,026 Mar. 2004 Mar. 2004
              2002      197    2,863     3,060 Mar. 2003 Mar. 2003

  The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected on the Partnership's consolidated statements of financial condition.
  The Partnership also has credit risk because Morgan Stanley DW, MS&Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co. and MSIL, each as a futures commission merchant for all of the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unreal-

DEAN WITTER PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(concluded)

ized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $27,292,752 and $2,146,276 at December 31, 2003 and 2002, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated, however, MS&Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

                                                               PER UNIT
                                                              ---------
        NET ASSET VALUE, JANUARY 1, 2003:                     $2,031.46
                                                              ---------
        NET OPERATING RESULTS:
          Realized Profit                                          4.07
          Unrealized Gain                                         55.19
          Interest Income                                         79.80
          Change in Value of the Yield Pool                      (61.85)
          Expenses                                              (119.59)
                                                              ---------
          Loss before Minority Interest                          (42.38)
          Add: Minority Interest                                   2.24
                                                              ---------
          Net Loss                                               (40.14)
        Less: Change in excess of market value over amortized
         cost of zero-coupon U.S. Treasury Securities            (61.85)
                                                              ---------
        Net Income Allocated to Partners For Tax and Net
         Asset Valuation                                          21.71
                                                              ---------
        NET ASSET VALUE, DECEMBER 31, 2003:                   $2,053.17
                                                              =========

          Expense Ratio                                           5.9 %
          Net Loss Ratio                                         (2.0)%

        TOTAL RETURN 2003                                         1.1 %

        INCEPTION-TO-DATE RETURN                                105.3 %
        COMPOUND ANNUALIZED RETURN                                5.3 %

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