Form 10-Q
period 2004-03-31
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 2004-05-14
CIK 854915

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004 or

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


Indicate by check-mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes            No    X


       <table> 	DEAN WITTER PRINCIPAL PLUS FUND L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2004




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	Consolidated Statements of Financial Condition as of
	March 31, 2004 (Unaudited) and December 31, 2003..............2

	Consolidated Statements of Operations for the Quarters
	Ended March 31, 2004 and 2003 (Unaudited) ....................3

	Consolidated Statements of Changes in Partners' Capital for
	the Quarters Ended March 31, 2004 and 2003 (Unaudited)........4

	Consolidated Statements of Cash Flows for the Quarters
	Ended March 31, 2004 and 2003 (Unaudited).....................5

	Notes to Consolidated Financial Statements (Unaudited).....6-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations........12-18

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk..........................................19-31

Item 4.	Controls and Procedures.................................31



Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.......................................32

Item 6.	Exhibits and Reports on Form 8-K.....................32-33




       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	                      March 31,	     December 31,
                     2004      	    2003
	                      $	    $
	                      (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	26,289,378	26,475,763

	Net unrealized gain on open contracts (MS & Co.)	     124,720	       633,291
	Net unrealized gain on open contracts (MSIL)	       36,090	     203,735

	     Total net unrealized gain on open contracts	160,810	     837,026
	Net option premiums                                                                                          -		        (11,000)

	     Total Trading Equity	26,450,188	  27,301,789

Interest receivable (Morgan Stanley DW)	        20,229	         20,168

	     Total Assets	  26,470,417	  27,321,957

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	228,743	447,519
Accrued administrative expenses	148,115	211,963
Accrued brokerage fees (Morgan Stanley DW)	87,741	90,367
Accrued management fees  	       21,935	       22,592

	     Total Liabilities	     486,534	      772,441

Minority Interest	        24,711	       25,518

Partners' Capital
Limited Partners (12,515.568 and
      12,764.514 Units, respectively)	25,643,575	26,207,748
General Partner (154.030 Units)	      315,597	     316,250

	     Total Partners' Capital	   25,959,172	 26,523,998

	     Total Liabilities and Partners' Capital	26,470,417	 27,321,957

Total Partners' Capital	  25,959,172	  26,523,998

NET ASSETS PER LIMITED PARTNERSHIP AGREEMENT                   25,959,172		  26,523,998

NET ASSET VALUE PER UNIT PER LIMITED
PARTNERSHIP AGREEMENT	      2,048.93	       2,053.17

	The accompanying notes are an integral part of these consolidated financial statements.


       <table>	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	     For the Quarters Ended March 31,

	      2004   	   2003
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	933,939  	     4,788
		Net change in unrealized	   (676,216)	  (45,912)

		  Total Trading Results 	257,723	(41,124)

	Interest income	57,139	446,959
	Change in value of Yield Pool	                                                              -      	      (364,791)

		  Total  	     314,862	     41,044

EXPENSES

	Brokerage fees (Morgan Stanley DW)	266,156	336,616
	Management fees	66,539	84,154
	Administrative expenses	21,000	39,000
	Transaction fees and costs	    14,172	         4,307

		  Total	  367,867   	     464,077

LOSS BEFORE MINORITY INTEREST	(53,005)	(423,033)

Less:  Minority interest	         (807)	         (32,668)

NET LOSS	   (52,198)	     (390,365)

NET LOSS ALLOCATION
		Limited Partners	(51,545)	(384,794)
		General Partner	        (653)	        (5,571)

NET LOSS 	(52,198)	(390,365)
Less:  Change in excess of market value over
	amortized cost of zero-coupon U.S. Treasury Securities	           -      	      (364,791)

NET LOSS ALLOCATED TO PARTNERS
  FOR TAX AND NET ASSET VALUATION	     (52,198)	     (25,574)

Net Loss Allocation for Tax and Net Asset
  Valuation
		Limited Partners	(51,545)	(25,175)
		General Partner	(653)	(399)

Net Loss Per Unit for Tax and Net Asset
  Valuation
		Limited Partners	(4.24)	(1.55)
		General Partner	(4.24)	(1.55)

The accompanying notes are an integral part of these consolidated financial statements.


       <table> DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2004 and 2003
	(Unaudited)




	  Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
	December 31, 2002	16,476.372	33,867,872	517,262	34,385,134

Net Loss                   	-		(384,794)	(5,571)	(390,365)

Redemptions	   (580.231)	 (1,177,815)                -      	(1,177,815)

Partners' Capital,
	March 31, 2003	15,896.141	32,305,263	511,691	32,816,954





Partners' Capital,
	December 31, 2003	12,918.544	26,207,748	          316,250	              26,523,998

Net Loss                   	-		(51,545)	(653)	(52,198)

Redemptions	   (248.946)	    (512,628)                 -    	     (512,628)

Partners' Capital,
	March 31, 2004	12,669.598	  25,643,575	  315,597	  25,959,172
















The accompanying notes are an integral part of these consolidated financial statements.



       <table>	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2004     	      2003
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(52,198)	(390,365)
Noncash item included in net loss:
		Net change in unrealized	676,216	45,912
		Change in value of Yield Pool                                                       -		364,791

(Increase) decrease in operating assets:
		Net option premiums	(11,000)	332,375
		Interest receivable (Morgan Stanley DW)	(61)   	509
		Investment in zero-coupon U.S. Treasury Securities	-   	340,425

Decrease in operating liabilities:
		Accrued administrative expenses	(63,848)	(8,086)
		Accrued brokerage fees (Morgan Stanley DW)	(2,626)	(2,920)
		Accrued management fees	      (657)	          (730)

Net cash provided by operating activities	   545,826	    681,911


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	(218,776)	363,915
Decrease in minority interest	(807)	(32,668)
Redemptions of Units	   (512,628)	  (1,177,815)

Net cash used for financing activities	   (732,211)	  (846,568)

Net decrease in cash	(186,385)	(164,657)

Balance at beginning of period	 26,475,763	    2,146,079

Balance at end of period	  26,289,378	    1,981,422







	The accompanying notes are an integral part of these consolidated financial statements.



       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)


The unaudited consolidated financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Principal Plus Fund L.P. (the "Partnership"). The consolidated financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2003 Annual Report on Form 10-K.

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

2.  Revenue Recognition
The Yield Pool was valued at cost plus accreted interest with the accumulated unrealized gain on the zero-coupon U.S. Treasury Securities separately disclosed. The quarter-to-date change in the Yield Pool's market value is reflected in the consolidated statements of operations. The consolidated state-ments of financial condition and the consolidated statements of operations have been reconciled to reflect net assets, net asset value per unit and a net loss in accordance with the terms of the Limited Partnership Agreement.

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

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the consolidated statements of financial condition, and their longest contract maturities were as follows:


	Net Unrealized Gains (Losses)
	  on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded 	 Traded 	Total	 Traded 	 Traded
	   $	   $	  $
Mar. 31, 2004	       187,068	(26,258)	160,810	Jun. 2004	Jun. 2004
Dec. 31, 2003	       816,989	20,037	837,026	Mar. 2004	Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in
       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

which the Partnership is involved is limited to the amounts reflected in the Partnership's consolidated statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $26,476,446 and $27,292,752 at March 31, 2004 and December 31, 2003,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains
       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

(losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure to off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


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

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership's assets.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2004 and 2003, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past. Past performance is not necessarily indicative of future results.

       The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Consolidated Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

       For the Quarter Ended March 31, 2004
The Partnership recorded revenues including interest income and change in the value of the Yield Pool totaling $314,862, expenses totaling $367,867, and minority interest of $807, resulting in a net loss of $52,198 for the quarter ended March 31, 2004. The Partnership's net asset value per Unit decreased from $2,053.17 at December 31, 2003 to $2,048.93 at March 31, 2004.

The most significant trading losses of approximately 0.8% were experienced in the currency markets, primarily during March.
Long cross rate positions in the Swiss franc and the Australian dollar - both versus the Japanese yen - resulted in losses as the yen's value reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. During January, long positions in the Mexican peso versus the U.S. dollar incurred losses as the peso's value fell under pressure from declining Mexican interest rates and U.S. dollar weakness against the euro. Smaller currency losses were experienced from long positions in the U.S. dollar index as the dollar's value declined due to reduced Bank of Japan intervention activity. A portion of the Partnership's overall losses for the quarter was offset by gains of approximately 0.7% recorded in the global interest rate markets, primarily during February, from long positions in European and U.S. interest rate futures. Global bond prices rallied after government central banks, such as the European Central Bank and U.S. Federal Reserve, reported no need to raise interest rates due to a lack of inflation. Additional
       gains of approximately 0.7% were recorded in the global stock index markets during January and February. Long U.S. stock index futures positions profited in January as U.S. equity prices moved higher in response to positive company earnings reports and signs of growing U.S. consumer confidence. Further gains were experienced during February from long positions as global equity prices continued to advance amid upbeat corporate profit reports, merger and acquisition activity and a low-interest rate environment.

For the Quarter Ended March 31, 2003
The Partnership recorded revenues including interest income and change in the value of the Yield Pool totaling $41,044, expenses totaling $464,077, and minority interest of $32,668, resulting in a net loss of $390,365 for the quarter ended March 31, 2003. The Partnership's net asset value per Unit decreased from $2,031.46 at December 31, 2002 to $2,029.91 at March 31, 2003.

The most significant trading losses of approximately 1.0% were recorded in the global stock index markets from long positions in S&P 500 Index futures as equity prices declined in January and February amid continued political and economic uncertainty. A portion of the Partnership's overall losses was offset by gains of approximately 0.5% in the global interest rate markets from long positions in European and U.S. interest rate futures as prices trended higher during February as investors continued to
       seek the safe haven of fixed income investments in
response to continued uncertainty in the global equity markets. Additional gains of approximately 0.3% were recorded in the energy markets during January and February from long positions in natural gas futures as prices increased sharply due to prolonged frigid temperatures in the northeastern and midwestern U.S. Elsewhere in the energy markets, long positions in crude oil futures resulted in gains as prices trended higher during January and February amid the looming threat of a Coalition-led war against Iraq and an overall decline in inventories.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Profits and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin.

The Partnership's total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open
       positions, the volatility present within the markets, and the liquidity of the markets.

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

       The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or
       contract and do not distinguish between exchange and non-
exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2004 and 2003. At March 31, 2004 and 2003, the Partnership's total capitalization was approximately $26 million and $33 million, respectively.


Primary Market              March 31, 2004      March 31, 2003
Risk Category	  	        Value at Risk        Value at Risk

Equity	(1.13)%	(0.19)%
Interest Rate	(0.73)	(0.13)
Currency	(0.26)	(0.03)
Commodity	(0.20)	(0.02)
Aggregate Value at Risk	(1.10)%	(0.20)%
       The VaR for a market category represents the one-day
downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004.

Primary Market Risk Category        High      Low      Average
Equity	(1.38)%	(0.20)%	(0.85)%
Interest Rate	(0.73)	(0.18)	(0.50)
Currency	(0.38)	(0.05)	(0.21)
Commodity	(0.20)	(0.03)	(0.12)
Aggregate Value at Risk	(1.33)%	(0.23)%	(0.89)%

       Limitations on Value at Risk as an Assessment of Market
Risk

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

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2004 and 2003, and for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 98% as of March 31, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.
Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material
       changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2004 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The primary market exposure of the Partnership at March 31, 2004 was to the global stock index sector. The Partnership's exposure is primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2004, the Partnership's primary exposure was to the S&P 500 (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S. stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Interest Rate. The second largest market exposure at March 31, 2004 was to the global interest rate futures complex. Exposure was primarily spread across the European, U.S., Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability.
The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The Partnership's third largest market exposure at March 31, 2004 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2004, the Partnership's major exposures were to the euro, Canadian dollar, Australian dollar, Swiss franc, and Japanese yen currency cross-rates, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Commodity
Energy. At March 31, 2004, the Partnership's energy exposure was primarily to futures contracts in crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.

Metals. The Partnership's metals exposure at March 31, 2004 was to fluctuations in the price of base metals, such as copper and nickel. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisor, from time to time, takes positions when market
       opportunities develop, and Demeter anticipates that
the Partnership will continue to do so.

Soft Commodities and Agriculturals.  At March 31, 2004, the
Partnership had exposure to the markets that comprise these sectors. All of the exposure was to corn. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposures of the Partnership at March 31, 2004:

Foreign Currency Balances. The Partnership's primary foreign currency balances at March 31, 2004 were in Japanese yen and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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




                      Dean Witter Principal Plus Fund L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

May 17, 2004          By:  /s/Jeffrey D. Hahn
                              Jeffrey D. Hahn
                              Chief Financial Officer




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

1169: