Form 10-Q
period 2004-06-30
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 2004-08-16
CIK 854915

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2004




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Consolidated Statements of Financial Condition as of
	June 30, 2004 (Unaudited) and December 31, 2003...............2

	Consolidated Statements of Operations for the Quarters
	Ended June 30, 2004 and 2003 (Unaudited) .....................3

	Consolidated Statements of Operations for
	the Six Months Ended June 30, 2004 and 2003 (Unaudited).......4

	Consolidated Statements of Changes in Partners' Capital for
	the Six Months Ended June 30, 2004 and 2003 (Unaudited).......5

	Consolidated Statements of Cash Flows for the Six Months
	Ended June 30, 2004 and 2003 (Unaudited)......................6

	Notes to Consolidated Financial Statements (Unaudited).....7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations........13-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk..........................................23-35

Item 4.	Controls and Procedures.................................35


PART II. OTHER INFORMATION

Item 5.	Other Information....................................36-37

Item 6.	Exhibits and Reports on Form 8-K.....................38-39



<page. <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	                      June 30,	     December 31,
                          2004      	    2003
	                      $	    $
	                      (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	24,871,916	26,475,763

	Net unrealized gain on open contracts (MS & Co.)	     134,833	       633,291
	Net unrealized gain (loss) on open contracts (MSIL)	     (15,514)	     203,735

	     Total net unrealized gain on open contracts	119,319	     837,026
	Net option premiums                                            	               -    	        (11,000)

	     Total Trading Equity	24,991,235	  27,301,789

Interest receivable (Morgan Stanley DW)	        18,813	         20,168

	     Total Assets	  25,010,048	  27,321,957

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	276,559	447,519
Accrued administrative expenses	164,127	211,963
Accrued brokerage fees (Morgan Stanley DW)	82,819	90,367
Accrued management fees  	        20,705	       22,592

	     Total Liabilities	      544,210	      772,441

Minority Interest	        15,153	        25,518

Partners' Capital
Limited Partners (12,195.131 and
      12,764.514 Units, respectively)	24,145,714	26,207,748
General Partner (154.030 Units)	        304,971	     316,250

	     Total Partners' Capital	    24,450,685  	 26,523,998

	     Total Liabilities and Partners' Capital	    25,010,048	 27,321,957


NET ASSET VALUE PER UNIT 	      1,979.95	       2,053.17





	The accompanying notes are an integral part of these consolidated financial statements.


       <table>	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

<caption>	     For the Quarters Ended June 30,

	      2004   	   2003
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	(552,581)	642,278
		Net change in unrealized	   (41,491)	          5,986

		  Total Trading Results 	(594,072)	648,264

	Interest income	56,483	444,190
	Change in value of Yield Pool	                                                               -    	      (361,585)

		  Total  	   (537,589)	       730,869

EXPENSES

	Brokerage fees (Morgan Stanley DW)	250,826	329,075
	Management fees	62,706	82,269
	Administrative expenses	23,000	40,000
	Transaction fees and costs	       8,814	         6,218

		  Total	    345,346   	     457,562

INCOME (LOSS) BEFORE MINORITY INTEREST	(882,935)	273,307

Less:  Minority interest	      (9,558)	         11,594

NET INCOME (LOSS)	      (873,377)	       261,713

NET INCOME (LOSS) ALLOCATION
		Limited Partners	(862,751)	257,511
		General Partner	        (10,626)	           4,202

NET INCOME (LOSS)	(873,377)	261,713

Less:  Change in excess of market value over
	amortized cost of zero-coupon U.S. Treasury Securities	           -     	      (361,585)

NET INCOME (LOSS) ALLOCATED TO PARTNERS
  FOR TAX AND NET ASSET VALUATION	      (873,377)	       623,298

Net Income (Loss) Allocation for Tax and Net Asset
  Valuation
		Limited Partners	(862,751)	613,178
		General Partner	(10,626)	10,120
Net Income (Loss) Per Unit for Tax and Net Asset
  Valuation
		Limited Partners	(68.98)	39.21
		General Partner	(68.98)	39.21

The accompanying notes are an integral part of these consolidated financial statements.


       <table>	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

<caption>	     For the Six Months Ended June 30,

	      2004   	   2003
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	  381,358	     647,066
		Net change in unrealized	   (717,707)	          (39,926)

		  Total Trading Results 	(336,349)	607,140

	Interest income	113,622	891,149
	Change in value of Yield Pool	                                                              -     	      (726,376)

		  Total  	    (222,727)	       771,913

EXPENSES

	Brokerage fees (Morgan Stanley DW)	516,982	665,691
	Management fees	129,245	166,423
	Administrative expenses	44,000	79,000
	Transaction fees and costs	      22,986	        10,525

		  Total	        713,213	     921,639

LOSS BEFORE MINORITY INTEREST	(935,940)	(149,726)

Less:  Minority interest	     (10,365)	         (21,074)

NET LOSS	      (925,575)	       (128,652)

NET LOSS ALLOCATION
		Limited Partners	(914,296)	(127,283)
		General Partner	        (11,279)	           (1,369)

NET LOSS	(925,575)	(128,652)
Less:  Change in excess of market value over
	amortized cost of zero-coupon U.S. Treasury Securities	           -    	      (726,376)

NET INCOME (LOSS) ALLOCATED TO PARTNERS
  FOR TAX AND NET ASSET VALUATION	     (925,575)	       597,724

Net Income (Loss) Allocation for Tax and Net Asset
  Valuation
		Limited Partners	(914,296)	588,003
		General Partner	(11,279)	9,721

Net Income (Loss) Per Unit for Tax and Net Asset
  Valuation
		Limited Partners	(73.22)	37.66
		General Partner	(73.22)	37.66

The accompanying notes are an integral part of these consolidated financial statements.

       <table> DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2004 and 2003
	(Unaudited)




	  Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
	December 31, 2002	16,476.372	33,867,872	517,262	34,385,134

Net Loss                   	-		(127,283)	(1,369)	(128,652)

Redemptions	 (1,210.787)	 (2,482,509)                -      	(2,482,509)

Partners' Capital,
	June 30, 2003	15,265.585	31,258,080	515,893	31,773,973





Partners' Capital,
	December 31, 2003	   12,918.544	26,207,748	          316,250	              26,523,998

Net Loss                   	-		(914,296)	(11,279)	(925,575)

Redemptions	   (569.383)	 (1,147,738)                -      	(1,147,738)

Partners' Capital,
	June 30, 2004	  12,349.161	  24,145,714	  304,971	  24,450,685













The accompanying notes are an integral part of these consolidated financial statements.


       <table>	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2004     	      2003
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(925,575)	(128,652)
Noncash item included in net loss:
		Net change in unrealized	717,707	39,926
		Change in value of Yield Pool                                                       -		726,376

(Increase) decrease in operating assets:
		Net option premiums	(11,000)	332,375
		Interest receivable (Morgan Stanley DW)	1,355   	436
		Investment in zero-coupon U.S. Treasury Securities	-   	1,011,428

Increase (decrease) in operating liabilities:
		Accrued administrative expenses	(47,836)	1,418
		Accrued brokerage fees (Morgan Stanley DW)	(7,548)	(4,737)
		Accrued management fees	    (1,887)	          (1,184)

Net cash provided by (used for) operating activities	   (274,784)	    1,977,386


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	(170,960)	490,794
Decrease in minority interest	(10,365)	(21,074)
Redemptions of Units	   (1,147,738)	  (2,482,509)

Net cash used for financing activities	   (1,329,063)	  (2,012,789)

Net decrease in cash	(1,603,847)	(35,403)

Balance at beginning of period	   26,475,763	    2,146,079

Balance at end of period	   24,871,916	    2,110,676







	The accompanying notes are an integral part of these consolidated financial statements.



       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

3.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S. Treasury bills. The Partnership pays brokerage fees to Morgan Stanley DW.

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

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the consolidated statements of financial condition, and their longest contract maturities were as follows:


	Net Unrealized Gains (Losses)
	  on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded 	 Traded 	Total	 Traded 	 Traded
	   $	   $	  $
Jun. 30, 2004	122,634	(3,315)	119,319    Dec. 2004	Sep. 2004
Dec. 31, 2003	      816,989	20,037	837,026	Mar. 2004	Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in
       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


which the Partnership is involved is limited to the amounts reflected in the Partnership's consolidated statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $24,994,550 and $27,292,752 at June 30, 2004 and December 31, 2003, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in
       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure to off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


       Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co., and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for the Trading Advisor, which assets are used as margin to engage in trading and may be used as margin solely for the Partnership's trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership's sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2004 and 2003, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership's results of operations set forth in the financial statements on pages 2 through 12 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Consolidated Statements of Operations as "Net change in unrealized trading profit/loss" for open (unrealized) contracts, and recorded as "Realized trading profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Six Months Ended June 30, 2004
The Partnership recorded losses net of interest income totaling $537,589, expenses totaling $345,346, and minority interest of $9,558, resulting in a net loss of $873,377 for the quarter ended June 30, 2004. The Partnership's net asset value per Unit decreased from $2,048.93 at March 31, 2004 to $1,979.95 at June 30, 2004.

The most significant trading losses of approximately 1.4% were incurred in the global interest rate markets, primarily during April, from long U.S., European, and Australian interest rate futures positions as global fixed income prices tumbled following the release of stronger-than-expected U.S. economic data. Losses were also recorded during June from long positions in Japanese government bond futures as prices decreased due to rising yields and an improving Japanese economy. Additional losses of approximately 0.5% resulted in the currency markets during April from long positions in the Japanese yen against the U.S. dollar as the dollar surged during the month following the above-mentioned U.S. jobs data report. The yen also came under pressure following efforts by the Japanese government to weaken the yen by intervening in the currency markets. Additional losses were recorded from long positions in the Singapore dollar versus the U.S. dollar as the value of the Singapore dollar moved lower in tandem with the value of the Japanese yen. Smaller currency losses were incurred on short U.S. dollar positions
       against the South African rand during April as the dollar benefited from rising U.S. interest rates and the perception that the U.S. economy was experiencing a sustainable recovery. During May, long positions in the U.S. dollar versus the South African rand resulted in additional losses as the commodity-linked rand reversed higher in response to rising gold prices. Partnership losses of approximately 0.3% stemmed from the agricultural markets as long futures positions in corn experienced losses during April due to a price decline spurred by news of lower U.S. exports and increased plantings in the U.S. Corn Belt. During May, newly established short positions in corn also incurred losses as prices moved higher during the final week of the month due to delayed planting caused by inclement weather.

The Partnership recorded losses net of interest income totaling $222,727, expenses totaling $713,213, and minority interest of $10,365, resulting in a net loss of $925,575 for the six months ended June 30, 2004. The Partnership's net asset value per Unit decreased from $2,053.17 at December 31, 2003 to $1,979.95 at June 30, 2004.

The most significant trading losses of approximately 1.3% were experienced in the currency markets, primarily during March. Short cross-rate positions in the Japanese yen versus the Swiss franc resulted in losses as the yen's value reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. Long positions in the U.S. dollar Index futures
       were also unprofitable as the dollar's value declined due to the reduction in the Bank of Japan intervention activity. During April, losses were incurred from newly established long positions in the Japanese yen and Singapore dollar versus the U.S. dollar as the U.S. dollar surged following the release of stronger-than-expected U.S. jobs data and efforts by the Japanese government to weaken the yen by intervening in the currency markets. In June, losses were incurred from short positions in the yen against the Swiss franc and the U.S. dollar as the value of the yen moved lower due to investor concern regarding a possible interest rate hike by the Bank of Japan. Losses were also incurred on short U.S. dollar positions against the South African rand, as the dollar benefited from rising U.S. interest rates and the perception that the U.S. economy was experiencing a sustainable recovery. In the global interest rate markets, losses of approximately 0.6% were incurred during January from long positions in Australian interest rate futures as prices moved lower in sympathy with U.S. fixed income prices after the U.S. Federal Reserve hinted at possible rate increases. Further losses were experienced in April from long Australian interest rate futures positions as prices tumbled following the release of stronger-than-expected U.S. jobs data. Additional losses stemmed from positions in Japanese government bond futures during June as prices first decreased due to rising yields and an improving Japanese economy and then increased sharply after the Bank of Japan voted to maintain interest rates close to zero. A portion of the Partnership's losses for the first six months of the year
       was offset by gains of approximately 0.6% achieved in the global stock index markets. Long positions in S&P 500 Index futures recorded gains as equity prices moved higher in response to positive company earnings reports, in addition to signs of growing U.S. consumer confidence during January. Further gains were recorded from long positions during February as global equity prices advanced amid upbeat corporate profit reports, merger and acquisition activity and a low-interest rate environment.

For the Quarter and Six Months Ended June 30, 2003
The Partnership recorded revenues including interest income and change in the value of the Yield Pool totaling $730,869, expenses totaling $457,562, and minority interest of $11,594, resulting in net income of $261,713 for the quarter ended June 30, 2003. The Partnership's net asset value per Unit increased from $2,029.91 at March 31, 2003 to $2,069.12 at June 30, 2003.

The most significant trading gains of approximately 1.1% were recorded in the global stock index markets from long positions in S&P 500 Index futures during April, May, and June as equity prices rallied in response to positive earnings announcements, the conclusion of the war in Iraq, and the prospect of lower interest rates. Additional gains of approximately 0.9% were provided in the global interest rate markets from long positions in U.S. and European interest rate futures during May and early June as prices trended higher amid speculation of an interest
       rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 0.1% in the metals markets from long positions in nickel futures as prices declined amid easing supply concerns.

The Partnership recorded revenues including interest income and change in the value of the Yield Pool totaling $771,913 and expenses totaling $921,639, and minority interest of $21,074, resulting in a net loss of $128,652 for the six months ended June 30, 2003. The Partnership's net asset value per Unit increased from $2,031.46 at December 31, 2002 to $2,069.12 at June 30,
2003.

The most significant trading gains of approximately 1.4% were recorded in the global interest rate markets, during February, May, and early June from long positions in U.S. and European interest rate futures as prices trended higher amid anticipation of lower interest rates in the U.S., lingering doubts concerning a global economic recovery, and investor preference for fixed income investments. Additional gains of approximately 0.3% in the energy markets were recorded primarily during February from long positions in crude oil futures as prices trended higher amid the increasing likelihood of military action against Iraq. Additional gains were recorded from long positions in natural gas futures as prices jumped sharply higher amid fears that extremely
       cold weather in the U.S. northeast and midwest could
further deplete already diminished supplies. In the currency markets, gains of approximately 0.2% were provided by long positions in the Australian dollar versus the Japanese yen as the yen's value declined amid SARS-related fears primarily during April. Long positions in the euro versus the U.S. dollar during January and May provided gains amid uncertainty regarding the Bush Administration's economic policy, the war in Iraq, and investor preference for non-U.S. dollar denominated assets. A portion of the Partnership's overall gains for the first half of the year was offset by losses of approximately 0.1% in the agricultural markets from short corn futures positions during January as the price of corn moved higher, elevated by strong prices in wheat futures. In April, long positions in corn futures experienced losses as prices reversed lower amid news of increased supply.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains/losses on off-exchange-traded forward currency contracts are settled at the termination of the contract or more frequently, as agreed upon with each counterparty.

The Partnership's total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not
       limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets.

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

       The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings and cash flow.

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For
       example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2004 and 2003. At June 30, 2004 and 2003, the Partnership's total capitalization was approximately $24 million and $32 million, respectively.

Primary Market              June 30, 2004        June 30, 2003
Risk Category	  	        Value at Risk        Value at Risk

Equity	(1.54)%	(0.20)%
Interest Rate	(0.32)	(0.18)
Currency	(0.11)	(0.05)
Commodity	(0.02)	(0.03)
Aggregate Value at Risk	(1.39)%	(0.23)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from July 1, 2003 through June 30, 2004.

Primary Market Risk Category        High      Low      Average
Equity	(1.54)%	(0.70)%	(1.18)%
Interest Rate	(0.73)	(0.32)	(0.54)
Currency	(0.38)	(0.11)	(0.23)
Commodity	(0.20)	(0.02)	(0.12)
Aggregate Value at Risk	(1.39)%	(0.90)%	(1.18)%

Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership. The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

?	changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	VaR results reflect past market fluctuations applied to current trading positions while future risk depends on future
positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2004 and 2003, and for the four quarter-end reporting periods from July 1, 2003 through June 30, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

       Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 99% as of June 30, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor
       for managing such exposures, are subject to numerous
uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2004 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The primary market exposure of the Partnership at June 30, 2004 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2004, the Partnership's primary exposure was to the S&P 500 (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S. stock indices. Static
       markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Interest Rate. The second largest market exposure at June 30, 2004 was to the global interest rate futures sector. Exposure was primarily spread across the U.S., European, Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability.
The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The Partnership's currency market exposure at June 30, 2004 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2004, the Partnership's major exposures were to the euro, Canadian dollar, Australian dollar, and Japanese yen currency cross-rates, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future.

Commodity
Energy. The Partnership's energy exposure at June 30, 2004, was primarily to futures contracts in crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.

Metals. The Partnership's metals exposure at June 30, 2004 was to fluctuations in the price of base metals, such as copper and nickel. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations
       influence price movements in these markets.  The
Trading Advisor, from time to time, takes positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals.  At June 30, 2004, the
Partnership had exposure to the markets that comprise these sectors. All of the exposure was to the cocoa and corn markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposures of the Partnership at June 30, 2004:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2004 were in Japanese yen, Australian dollars, and euros. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts
       to manage market exposure by diversifying the Partnership's assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instruments cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.


Item 4.  CONTROLS AND PROCEDURES

 (a)	    As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules
13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

 (b)	    There have been no significant changes during the period
covered by this quarterly report in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION


Item 5.  OTHER INFORMATION

Management.    Effective June 21, 2004, the following changes have
been made to the Board of Directors and Officers of Demeter:

Mr. Jeffrey D. Hahn resigned the position of Chief Financial
Officer and Director of Demeter.

Mr. Todd Taylor, age 41, is a Director of Demeter. Mr. Taylor began his career with Morgan Stanley in June 1987 as a Financial Advisor in the Dallas office. In 1995, he joined the Management Training Program in New York and was appointed Branch Manager in St. Louis in 1997. Three years later, in 2000, Mr. Taylor was appointed to a newly created position, Director of Individual Investor Group ("IIG") Learning and Development, before becoming the Director of IIG Strategy in 2002. Most recently, Mr. Taylor has taken on a new role as the High Net Worth Segment Director. Currently a member of the firm's E-Learning Council, Mr. Taylor is also a current member of the Securities Industry/Regulatory Council on Continuing Education. Mr. Taylor graduated from Texas Tech University with a B.B.A. in Finance.

Mr. William D. Seugling, age 34, will become a Director of Demeter once he has registered with the National Futures Association ("NFA") as a principal, which registration is currently pending. Mr. Seugling is an Executive Director at Morgan Stanley and currently serves as Director of Client Solutions for US Private Wealth Management. Mr. Seugling joined Morgan Stanley in June 1993 as an Associate in Equity Structured Products having previously worked in research and consulting for Greenwich Associates from October 1991 to June 1993. Since 1994, he has focused broadly on analysis and solutions for wealthy individuals and families culminating in his current role within the division. He was named Vice President in 1996 and an Executive Director in 1999. Mr. Seugling graduated cum laude from Bucknell University with a B.S. in Management and a concentration in Chemistry.

Mr. Kevin Perry, age 35, is the Chief Financial Officer of Demeter. His registration with the NFA as a principal is currently pending. He currently serves as an Executive Director and Controller of Client Solutions at Morgan Stanley. Mr. Perry joined Morgan Stanley in October 2000 and is also Chief Financial Officer of Morgan Stanley Trust National Association, Van Kampen Funds Inc. and Morgan Stanley Distribution, Inc. Prior to joining Morgan Stanley, Mr. Perry worked as an auditor and consultant in the financial services practice of Ernst & Young from October 1991 to October 2000. Mr. Perry received a B.S. degree in Accounting from the University of Notre Dame in 1991 and is a Certified Public Accountant.

       Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

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
Partnership, MS & Co. and Morgan Stanley DW dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-18314)
       filed with the Securities and Exchange Commission
on November 13, 2001.
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




                      Dean Witter Principal Plus Fund L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

August 16, 2004       By:  /s/Kevin Perry
                              Kevin Perry
                              Chief Financial Officer




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