Form 10-Q
period 2004-09-30
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 2004-11-12
CIK 854915

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from                to


Commission File Number 0-18314

	DEAN WITTER PRINCIPAL PLUS FUND L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3541588
(State or other jurisdiction of		   	 (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
330 Madison Avenue, 8th Floor
New York, NY							     	   10017
(Address of principal executive offices)	  	      (Zip Code)

Registrant's telephone number, including area code  (212) 905-2700


825 Third Avenue, 9th Floor, New York, NY 10022

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2004




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Consolidated Statements of Financial Condition as of
	September 30, 2004 (Unaudited) and December 31, 2003..........2

	Consolidated Statements of Operations for the Three and
	Nine Months Ended September 30, 2004 and 2003 (Unaudited).....3

	Consolidated Statements of Changes in Partners' Capital for the Nine Months Ended September 30, 2004 and 2003 (Unaudited).4

	Consolidated Statements of Cash Flows for the Nine Months
	Ended September 30, 2004 and 2003 (Unaudited).................5

	Notes to Consolidated Financial Statements (Unaudited).....6-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations........13-23

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk..........................................24-36

Item 4.	Controls and Procedures.................................37


PART II. OTHER INFORMATION

Item 5.	Other Information.......................................38

Item 6.	Exhibits and Reports on Form 8-K.....................38-40




       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	                       September 30,	     December 31,
                      2004      	    2003
	                        $	    $
	                        (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	23,127,147	26,475,763

	Net unrealized gain on open contracts (MS & Co.)	    211,836	       633,291
	Net unrealized gain on open contracts (MSIL)	       10,132	     203,735

	     Total net unrealized gain on open contracts	221,968	     837,026

	Net option premiums                	              -      	        (11,000)

	     Total Trading Equity	23,349,115	  27,301,789

Interest receivable (Morgan Stanley DW)	        27,210	         20,168

	     Total Assets	  23,376,325	  27,321,957

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Accrued administrative expenses	126,043	211,963
Redemptions payable	114,204	447,519
Accrued brokerage fees (Morgan Stanley DW)	77,501	90,367
Accrued management fees  	      19,375	       22,592

	     Total Liabilities	    337,123	      772,441

Minority Interest	      10,915	        25,518

Partners' Capital
Limited Partners (11,654.842 and
      12,764.514 Units, respectively)	22,727,916	26,207,748
General Partner (154.030 Units)	      300,371	     316,250

	     Total Partners' Capital	  23,028,287  	 26,523,998

	     Total Liabilities and Partners' Capital	  23,376,325	 27,321,957


NET ASSET VALUE PER UNIT 	      1,950.08	       2,053.17



	The accompanying notes are an integral part of these consolidated financial statements.


       <table> 	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
       For the Three Months                          	For the Nine Months
  	   Ended September 30,	                   Ended September 30,
                                                                        	     2004   	  2003  	     2004   	        2003
                                                                                   $		 $		  $		 	   $
REVENUES
	Trading profit (loss):
		Realized	(220,022) 	(783,932)	161,336		(136,866)
		Net change in unrealized	            102,649	      490,787 	   (615,058)		       450,861
			(117,373)	  (293,145)	(453,722)		313,995
	Proceeds from Litigation Settlement  	       7,113                            -     	        7,113                            -
		   Total Trading Results	  (110,260)                  (293,145)	(446,609)		313,995

	Interest income 	74,708	        251,711	188,330		1,142,860
	Change in value of Yield Pool	            -    	      (187,647)	          -    		   (914,023)

		   Total  	     (35,552)	      (229,081)	  (258,279)		     542,832

EXPENSES
	Brokerage fees (Morgan Stanley DW)	237,840	312,709	754,822		978,400
	Management fees	59,460 	78,177	188,705		244,600
	Administrative expenses	30,000	41,000	74,000		120,000
	Transaction fees and costs	        8,884	           9,509	     31,870		          20,034

		   Total 	    336,184	       441,395	  1,049,397		   1,363,034

LOSS BEFORE MINORITY INTEREST	(371,736)	   (670,476)	(1,307,676)		    (820,202)
Less:  Minority interest	      (4,238)	                    (14,415)	     (14,603)		       (35,489)

NET LOSS 	   (367,498)	                  (656,061)	 (1,293,073)		     (784,713)

NET LOSS ALLOCATION
         Limited Partners	(362,898)		      (645,307)	(1,277,194)		(772,590)
         General Partner 	      (4,600)	         (10,754)	     (15,879)		       (12,123)
NET LOSS	(367,498)	(656,061)	(1,293,073)		(784,713)
Less:  Change in excess of market value
   over amortized cost of zero-coupon U.S.
   Treasury Securities	         -       	                    (187,647)	         -       		   (914,023)
NET INCOME (LOSS) ALLOCATED TO
PARTNERS FOR TAX AND NET ASSET
  VALUATION	       (367,498)                   (468,414)	 (1,293,073)		     129,310
Net Income (Loss) Allocation for Tax and
  Net Asset Valuation
         Limited Partners	(362,898)	                  (460,296)	(1,277,194)		                127,707
         General Partner	(4,600)                      (8,118)	(15,879)		                   1,603
Net Income (Loss) Per Unit for Tax and
  Valuation
         Limited Partners	(29.87)	                      (31.09)	(103.09)	 	               6.57
	    General Partner             	     (29.87)                      (31.09)	(103.09)		                   6.57

The accompanying notes are an integral part of these consolidated financial statements.



       <table> DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2004 and 2003
	(Unaudited)




	  Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	   Total
		$	$	   $


Partners' Capital,
	December 31, 2002	16,476.372	33,867,872	517,262	34,385,134

Net Loss                   	-		(772,590)	(12,123)	(784,713)

Redemptions	 (2,174.884)	 (4,453,624)                -      	(4,453,624)

Partners' Capital,
	September 30, 2003                                     14,301.488	28,641,658	505,139	29,146,797





Partners' Capital,
	December 31, 2003	   12,918.544	26,207,748	          316,250	              26,523,998

Net Loss                   	-		(1,277,194)	(15,879)	(1,293,073)

Redemptions	 (1,109.672)	 (2,202,638)                -      	(2,202,638)

Partners' Capital,
	September 30, 2004	             11,808.872	22,727,916	300,371	23,028,287













The accompanying notes are an integral part of these consolidated financial statements.


       <table> 	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2004     	      2003
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,293,073)	(784,713)
Noncash item included in net loss:
	Net change in unrealized	615,058	(450,861)
	Change in value of Yield Pool                                                       	-    	914,023

(Increase) decrease in operating assets:
	Net option premiums	(11,000)	332,375
	Interest receivable (Morgan Stanley DW)	   (7,042)	(21,775)
	Investment in zero-coupon U.S. Treasury Securities	-    	32,138,219

Increase (decrease) in operating liabilities:
	Accrued administrative expenses	(85,920)	21,412
	Accrued brokerage fees (Morgan Stanley DW)	(12,866)	(12,819)
	Accrued management fees	      (3,217)	          (3,204)

Net cash provided by (used for) operating activities	  (798,060)	   32,132,657


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	(333,315)	530,331
Decrease in minority interest	(14,603)	(35,489)
Redemptions of Units	  (2,202,638)	  (4,453,624)

Net cash used for financing activities	 (2,550,556)	  (3,958,782)

Net increase (decrease) in cash	(3,348,616)	28,173,875

Balance at beginning of period	 26,475,763	    2,146,079

Balance at end of period	  23,127,147	  30,319,954




	The accompanying notes are an integral part of these consolidated financial statements.


       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

1.  Organization
The Partnership is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities, and other commodity interests (collectively, "Futures Interests"). From February 1, 1996 through August 31, 2003 (the "Guarantee Period"), the Partnership had approximately 80% of its assets invested in zero-coupon United States Treasury Securities (the "Yield Pool") and its remaining assets were invested in Futures Interests. On August 31, 2003 the Yield Pool was liquidated and the proceeds from its liquidation were invested in and will continue to be invest in Futures Interests without any guarantee with respect to the net asset value per unit of limited partnership interest ("Unit(s)") at any future date.
       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator, and the Partnership has received settlement award payments in the amount of $722,195 as of August 30, 2002 and $7,113 as of July 30, 2004. Any amounts received are accounted for in the period received, for the benefit of the limited partners at the date of receipt.

2.  Revenue Recognition
Prior to its termination, the Yield Pool was valued at cost plus accreted interest with the accumulated unrealized gain on the zero-coupon U.S. Treasury Securities separately disclosed. The quarter-to-date change in the Yield Pool's market value is reflected in the Consolidated Statements of Operations. The Consolidated Statements of Financial Condition and the
       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consolidated Statements of Operations have been reconciled to reflect net assets, net asset value per unit, and a net loss in accordance with the terms of the Limited Partnership Agreement.

3.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays interest income on 100% and 90% of the Partnership's and the Trading Company's respectively, average daily Net Assets as defined in the Limited Partnership Agreement for the month at a prevailing rate on U.S. Treasury bills. The Partnership pays brokerage fees to Morgan Stanley DW.

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

The market value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which market value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price shall be the settlement price on the first subsequent day on which the contract could be liquidated. The market value of off-exchange-traded contracts is based on the fair market value quoted by the counterparty.

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

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the Consolidated Statements of Financial Condition, and their longest contract maturities were as follows:


	Net Unrealized Gains
	  on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded 	 Traded 	Total	 Traded 	 Traded
	  $	   $	  $
Sep. 30, 2004	206,821	15,147	221,968	Mar. 2005	Dec. 2004
Dec. 31, 2003	      816,989	20,037	837,026	Mar. 2004	Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Consolidated Statements of Financial
Condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets.
       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $23,333,968 and $27,292,752 at September 30, 2004 and December 31, 2003, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency
       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The


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

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in, the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions of Units in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.
       There are no known material trends, favorable or
unfavorable, that would affect, nor any expected material changes to, the Partnership's capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2004 and 2003, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership's results of operations set forth in the financial statements on pages 2 through 12 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Consolidated Statements of Operations as "Net change in unrealized trading profit (loss)" for open (unrealized) contracts, and recorded as "Realized trading profit (loss)" when open positions are closed out. The sum of these amounts, along with the "Proceeds from Litigation Settlement", constitutes the Partnership's trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.
For the Three and Nine Months Ended September 30, 2004
The Partnership recorded losses net of interest income totaling $35,552, expenses totaling $336,184, and minority interest of $4,238, resulting in a net loss of $367,498 for the three months ended September 30, 2004. The Partnership's net asset value per Unit decreased from $1,979.95 at June 30, 2004 to $1,950.08 at September 30, 2004.

The most significant trading losses of approximately 1.4% were incurred in the global stock index markets, primarily during July, from long positions in S&P 500 Index futures as prices reversed lower early in the month due to the release of disappointing U.S. employment data, surging energy prices, and new warnings concerning potential terrorist attacks. Additional losses of approximately 0.8% were recorded in the currency markets throughout the quarter. During July, short cross-rate positions in the Australian dollar versus the Japanese yen incurred losses as the Australian currency reversed higher amid speculation for increases in Australian interest rates. During August, losses were experienced from short positions in the Japanese yen versus the U.S. dollar, Swiss franc, Australian dollar, and the euro as the value of the yen moved higher due to stronger Japanese equity prices and the release of positive Japanese economic data. Newly established long positions in the Japanese yen versus the previously mentioned currencies also resulted in further losses
       during September as the yen declined due to Japan's
swelling national debt and a reversal of the U.S. dollar's value in response to a hike in U.S. interest rates. In the metals markets, losses of approximately 0.2% were experienced primarily during July and August from long futures positions in base and precious metals after industrial metals prices declined amid a slowdown in demand from China, while precious metals prices fell
amid a rebound in the value of the U.S. dollar.   A portion of the
Partnership's overall losses for the quarter was offset by gains of approximately 1.6% achieved in the global interest rates markets, primarily during August, from long positions in U.S. and European interest rate futures as prices moved higher in response to a surge in oil prices, a drop in equity prices and a conflicted economic picture generated by U.S. economic reports. Additional gains of approximately 0.4% were recorded in the energy markets throughout the quarter from long futures positions in crude oil and its related products as prices trended higher reaching historical highs amid heavy market demand and concerns for supply.

The Partnership recorded losses net of interest income totaling $258,279, expenses totaling $1,049,397, and minority interest of $14,603, resulting in a net loss of $1,293,073 for the nine months ended September 30, 2004. The Partnership's net asset value per Unit decreased from $2,053.17 at December 31, 2003 to $1,950.08 at September 30, 2004.

<apge> The most significant trading losses of approximately 2.1%
were experienced in the currency markets from positions in the Japanese yen versus several major foreign currencies. These losses were experienced throughout the year from both long and short positions in the Japanese yen relative to the U.S. dollar, euro, Swiss franc, and Australian dollar as the value of the yen experienced significant price volatility due to conflicting economic data regarding a Japanese economic recovery, uncertainty regarding currency market intervention by the Bank of Japan, geopolitical concerns stemming from terror warnings and instability in Iraq, and speculation regarding the direction of U.S. and Japanese interest rates. Elsewhere in the currency markets, losses were incurred during September from short positions in the Mexican peso versus the U.S. dollar as the dollar reversed lower versus the peso amid perceptions that the U.S. Federal Reserve reformed their outlook regarding aggressive increases in interest rates. Additional losses of approximately 0.8% occurred in the global stock index markets, primarily during July, from long positions in S&P 500 Index futures as prices reversed lower early in July due to the release of disappointing U.S. employment data, surging energy prices, and new warnings concerning potential terrorist attacks. In the metals markets, losses of approximately 0.2% resulted from long futures positions in nickel as prices fell due to a strengthening of the U.S. dollar during January. Short nickel futures positions during May experienced further losses as prices increased due to a weaker U.S. dollar and strong Asian demand. During the third quarter,
       losses continued from long positions after industrial metals prices declined amid a slowdown in demand from China. Smaller losses of approximately 0.2% were experienced in the agricultural markets from positions in cocoa and cotton as a result of "whipsawing" in prices due to supply and demand concerns. A portion of the Partnership's overall losses during the first nine months of the year was offset by gains of approximately 0.9% achieved in the global interest rates markets, primarily during the first and third quarters, from long positions in U.S. and European interest rate futures. During the first quarter, long positions benefited from a rally in bond prices sparked by low inflation and reduced concerns for increases in interest rates. During the third quarter, long positions profited as prices moved higher in response to a surge in oil prices, a drop in equity prices, and a conflicted economic picture generated by U.S. economic reports. Additional gains of approximately 0.4% were generated in the energy markets, primarily during the third quarter, from long futures positions in crude oil and its related products as prices trended higher reaching historical highs amid heavy market demand and supply concerns.

For the Three and Nine Months Ended September 30, 2003
The Partnership recorded losses net of interest income and change in the value of the Yield Pool totaling $229,081, expenses totaling $441,395, and minority interest of $14,415, resulting in a net loss of $656,061 for the three months ended September 30,
       2003. The Partnership's net asset value per Unit decreased from $2,069.12 at June 30, 2003 to $2,038.03 at September 30,
2003.

The most significant trading losses of approximately 0.9% were recorded in the global stock index markets, primarily during September, from long positions in S&P 500 Index futures amid a sell-off prompted by a steady stream of economic data that raised concerns about the strength of the global economy. Additional losses of approximately 0.7% were recorded in the currency markets from long positions in the euro versus the Canadian dollar during August as the value of the Canadian currency strengthened amid rising commodity prices. During September, smaller losses stemmed from short positions in the euro versus the Canadian dollar as the value of the Canadian currency declined in sympathy with the U.S. dollar and expectations for lower interest rates in Canada. Additional losses were recorded from short positions in the New Zealand dollar versus the U.S. dollar during September as the U.S. dollar's value moved lower on fears that the U.S. economic recovery was unsustainable and concerns regarding the potential impact of a statement by the G-7 countries supporting "more flexible exchange rates." The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. A portion of the Partnership's overall losses for the quarter was offset by gains of approximately 0.9% in the global interest rate futures markets, primarily during September,
       from long positions in U.S. interest rate futures as bond prices moved higher due to renewed skepticism regarding a global economic recovery and lower equity prices.

The Partnership recorded revenues including interest income and change in the value of the Yield Pool totaling $542,832 and expenses totaling $1,363,034, and minority interest of $35,489, resulting in a net loss of $784,713 for the nine months ended September 30, 2003. The Partnership's net asset value per Unit increased from $2,031.46 at December 31, 2002 to $2,038.03 at September 30, 2003.

The most significant trading gains of approximately 2.2% were recorded in the global interest rate markets, during February, May, and September from long positions U.S. interest rate futures as prices continued to trend higher amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery. A portion of the Partnership's overall gains for the first nine months was offset by losses of approximately 0.8% in the global stock index markets, primarily during September, from long S&P 500 Index futures positions as U.S. equity prices reversed lower after the release of several weak economic reports prompted fears for an unsustainable U.S. economic recovery. Additional losses of approximately 0.5% were recorded in the currency markets, primarily during September, from short euro positions versus the Canadian dollar as the value of the euro reversed higher versus the Canadian currency amid weakness in the U.S. dollar and the possibility of lower Canadian interest rates. Elsewhere in the currency markets, losses were recorded from short positions in the Swiss franc versus the Japanese yen as the value of the franc reversed higher against the yen in late September amid the release of bullish Swiss economic data.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

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

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date under the "Partnership's Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed.

       Limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among
       these variables.  The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2004 and 2003. At September 30, 2004 and 2003, the Partnership's total capitalization was approximately $23 million and $29 million, respectively.

Primary Market           September 30, 2004    September 30, 2003
Risk Category	  	        Value at Risk        Value at Risk

Equity	(0.79)%	(0.70)%
Interest Rate	(0.57)	(0.68)
Currency	(0.17)	(0.16)
Commodity	(0.40)	(0.17)
Aggregate Value at Risk	(0.93)%	(0.90)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2003 through September 30, 2004.

Primary Market Risk Category        High      Low      Average
Equity	(1.54)%	(0.79)%	(1.21)%
Interest Rate	(0.73)	(0.32)	(0.51)
Currency	(0.38)	(0.11)	(0.23)
Commodity	(0.40)	(0.02)	(0.18)
Aggregate Value at Risk	(1.39)%	(0.93)%	(1.19)%

Limitations on Value at Risk as an Assessment of Market Risk

VaR models permit estimation of a portfolio's aggregate market risk exposure, incorporating a range of varied market risks;
reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology's limitations, which include, but may not be limited to the following:
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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership's potential "risk of ruin".

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2004 and 2003, and for the four quarter-end reporting periods from October 1, 2003 through September 30, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to
       manage or monitor risk.  There can be no assurance that the
Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 100% as of September 30, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are
       statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2004 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The primary market exposure of the Partnership at September 30, 2004 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2004, the Partnership's primary exposure was to the S&P 500 (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S. stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Interest Rate. The second largest market exposure at September 30, 2004 was to the global interest rate futures sector.
Exposure was primarily spread across the U.S., European, Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from
       short to long-term instruments.  Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The Partnership's currency market exposure at September 30, 2004 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2004, the Partnership's major exposures were to the euro, Canadian dollar, Swiss franc, Australian dollar, and Japanese yen currency cross-rates, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership's currency trades will change significantly in the future.

Commodity
Energy. The Partnership's energy exposure at September 30, 2004, was primarily to futures contracts in crude oil and its related products and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns
       and other economic fundamentals.  Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns, and supply and demand factors and will likely continue in this choppy pattern.

Metals. The Partnership's metals exposure at September 30, 2004 was to fluctuations in the price of precious metals, such as gold, and base metals, such as copper, zinc, and nickel. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At September 30, 2004, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the corn and sugar markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposures of the Partnership at September 30, 2004:

       Foreign Currency Balances. The Partnership's primary
foreign currency balances at September 30, 2004 were in Japanese yen, Australian dollars, and euros. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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


Item 5.  OTHER INFORMATION
Management.    The following changes have been made to the Board
of Directors and Officers of Demeter:

Mr. Kevin Perry, Chief Financial Officer of Demeter, was confirmed as a principal of Demeter by the National Futures Association on September 3, 2004.

Mr. William D. Seugling, Director of Demeter, was confirmed as a principal of Demeter by the National Futures Association on October 11, 2004.


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




                      Dean Witter Principal Plus Fund L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

November 15, 2004     By:  /s/Kevin Perry
                              Kevin Perry
                              Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.










DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6