Form 10-K
period 2004-12-31
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 2005-03-29
CIK 854915

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2004 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]
For the transition period from ________________to___________________

Commission File Number 0-18314

	DEAN WITTER PRINCIPAL PLUS FUND L.P.

(Exact name of registrant as specified in its Limited Partnership Agreement)

		DELAWARE		        				13-3541588
(State or other jurisdiction of			   	   (I.R.S. Employer
incorporation or organization)			 	         Identification No.)

Demeter Management Corporation
330 Madison Avenue, 8th Floor
New York, NY                            			 	  10017
(Address of principal executive offices)		  		(Zip Code)

Registrant?s telephone number, including area code 	     (212) 905-2700


Securities registered pursuant to Section 12(b) of the Act:

									  Name of each exchange
   Title of each class  						   on which registered

		None								    None

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

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant?s most recently completed second fiscal quarter:
$24,145,714 at June 30, 2004.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


       <table> DEAN WITTER PRINCIPAL PLUS FUND L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2004
<caption>                     Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . 	. . . . . 1

Part I .

	Item  1.	Business . . . . . . . . . . . . . . . . . . . . . . . . 2-5

	Item  2.	Properties . . . . . . . . . . . . . . . . . . . . . . . . 6

	Item  3.	Legal Proceedings . . . . . . . . . . . . . . . . . . . .  6

	Item  4.	Submission of Matters to a Vote of Security Holders . . .  6

Part II.

	Item  5.	Market for the Registrant's Partnership Units
			and Related Security Holder Matters . . . . . . . . . . .  7

	Item  6.	Selected Financial Data . . . . . . . . . . . . . . . . .  8

	Item  7.	Management's Discussion and Analysis of Financial
				Condition and Results of Operations . . . . . . . . . . 9-24

	Item 7A.	Quantitative and Qualitative Disclosures About
				Market Risk . . . . . . . . . . . . . . . . . . . . .  24-39

		Item  8.	Financial Statements and Supplementary Data . . . . . . . 39

		Item  9.		Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure . . . . . . . . . . . 40

	Item 9A.		Controls and Procedures . . . . . . . . . . . . . . . .40-43

	Item 9B.	Other Information . . . . . . . . . . . . . . . . . . . . 43

Part III.

	Item 10.		Directors and Executive Officers of the Registrant . . 44-51

	Item 11.	Executive Compensation . . . . . . . . . . . . . . . . . .51

	Item 12.		Security Ownership of Certain Beneficial Owners
				and Management . . . . . . . . . . . . . . . . . . . . . .51

	Item 13.	Certain Relationships and Related Transactions . . . . . .52
	Item 14.		Principal Accounting Fees and Services. . . . . . . . .52-53
Part IV.

	Item 15.		Exhibits, Financial Statement Schedules, and
				Reports on Form 8-K . . . . . . . . . . . . . . . . .  54-55


	DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:


	        Documents Incorporated	         Part of Form 10-K

	Partnership's Prospectus dated
	November 8, 1995    	      I

	Annual Report to Dean Witter
	Principal Plus Fund L.P.
	Limited Partners for the year
	ended December 31, 2004                 II, III, and IV

























       PART I
Item 1.  BUSINESS


(a) General Development of Business. Dean Witter Principal Plus Fund L.P. (the "Partnership") is a Delaware limited partnership organized in 1989 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests (collectively, ?Futures Interests?). The Partnership commenced trading operations on February 14, 1990.

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisor to the Partnership is SSARIS Advisors, LLC, (the ?Trading Advisor?).

From February 1, 1996 through August 31, 2003 (the ?Guarantee Period?), the Partnership had approximately 80% of its assets invested in zero-coupon United States Treasury Securities (the ?Yield Pool?) and its remaining assets were invested in Futures Interests.

       The investment in the Yield Pool was made in order to ensure a guaranteed net asset value per limited partnership interest (?Unit(s)?) of $1,961.00 as of the end of the Guarantee Period, which occurred on August 31, 2003. At the end of the Guarantee Period the net asset value per Unit was $2,058.58, greater than the guaranteed net asset value of at least $1,961.00 per Unit. The zero-coupon U.S. Treasury Securities matured and the Yield Pool was liquidated on August 31, 2003. The proceeds from its liquidation were invested in and will continue to be used in the trading of Futures Interests described above without any guarantee with respect to the net asset value per Unit at any future date.

The Partnership's net asset value per Unit of limited partnership interest at December 31, 2004 was $1,970.00, representing a decrease of 4.1 percent from the net asset value per Unit of $2,053.17 at December 31, 2003. For a more detailed description of the Partnership's business, see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards, and options on such contracts. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures, forwards, and options pursuant to trading instructions provided by the Trading Advisor. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus, dated November 8, 1995 (the ?Prospectus?), incorporated by reference in this Form 10-K, set forth below.

	Facets of Business
	1.	Summary	1.	"Summary of the Prospectus"
		(Pages 2-14 of the
		 Prospectus).

	2.	Commodity Markets	2.	"The Futures, Options, and
				 Forward Markets" (Pages
				 51-56 of the Prospectus).

	3.	Partnership's Commodity	3.	?Trading Policies? (Page
		Trading Arrangements and		 62). ?The Trading Advisor?
 		Policies		(Pages 58-62 of the
				 Prospectus).  ?The Yield
				 Pool? (Page 63 of the
				 Prospectus).  ?The
				 Trading Company? (Pages
				 63-64 of the Prospectus).

	4.	Management of the Part-	4.	"The Management Agree-
		nership		 ment?(Pages 66-67 of the
				 Prospectus).  ?The General
				 Partner? (Pages 48-50 of
				 The Prospectus) and
				"The Commodity Broker?
				(Pages 64-65 of the
				 Prospectus).  ?The
 Partnership Agreement?
 (Pages 70-73 of the
  Prospectus).

	5.	Taxation of the Partner-	5. 	?Material Federal Income
  	ship?s Limited Partners		 Tax  Aspects? and "State
				 and Local Income Tax
                        		 Aspects" (Pages 77-86 of
				 The Prospectus).


(d) Financial Information about Geographic Areas. The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades in futures, forwards, and options on foreign exchanges.

(e) Available Information. The Partnership files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (?SEC?). You may read and copy any document filed by the Partnership at the SEC?s Public Reference Room at Room 1024, 450 Fifth Street, N.W., Washington, D.C.
20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website, however, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including the Partnership) file electronically with the SEC. The SEC?s website address is http://www.sec.gov.

Item 2.  PROPERTIES
The Partnership?s executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan Stanley DW offices utilized by the Partnership are located at 330 Madison
Avenue, 8th Floor, New York, NY  10017.

Demeter changed its address in August 2004 from 825 Third Avenue,
9th Floor, New York, NY 10022 to 330 Madison Avenue, 8th Floor,
New York, NY 10017.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.











      	PART II


Item 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS



(a) Market Information. There is no established public trading market for Units of the Partnership.

(b) Holders. The number of holders of Units at December 31, 2004 was approximately 1,526.

(c) Distributions. No distributions have been made by the Partnership since it commenced operations on February 14, 1990.
Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of Partnership?s profits.











       <table>


Item 6.  SELECTED FINANCIAL DATA (in dollars)







	 	                 For the Years Ended December 31,
             2004            2003         2002         2001         2000 _

Total Trading Results
including interest and
change in value of
Yield Pool			       318,224  	  1,166,605	   1,960,508    3,610,515    5,646,730


Net Income (Loss)	 	    (1,060,662)	   (606,538)	     110,813    1,665,637    3,386,012

Net Income (Loss)
for Tax and Net Asset
Valuation 			    (1,060,662)	    307,485 	     827,229      720,663    2,700,547


Net Income (Loss)
Per Unit for Tax and
Net Asset Valuation
(Limited & General
Partners) 			       (83.17)	      21.71 	       47.99        41.60       126.37


Total Assets 		   23,076,078	 27,321,957    35,535,999   38,196,829   41,777,291


Total Limited
Partners' Capital		   21,965,072	 26,207,748    33,867,872   36,673,490   38,861,681


Net Asset Value Per
Unit 				     1,970.00	   2,053.17      2,031.46     1,983.47     1,941.87





Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership assets.

There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Partnership?s liquidity increasing or decreasing in any material way.



       Capital Resources.  The Partnership does not have, nor expects to have, any capital assets. Redemptions of Units in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for each of the three years in the period ended December 31, 2004, and a general discussion of its trading activities during each period. It is important to note, however,

       that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in its financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following:
The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Consolidated Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts, along with the ?Proceeds from Litigation Settlement?, constitutes the Partnership?s trading results. The market value of a futures


       contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Prior to August 31, 2003 the difference between the cost of the zero-coupon U.S. Treasury Securities and its market value was recorded as ?Change in value of Yield Pool?. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

The Partnership recorded total trading results including interest totaling $318,224 and expenses totaling $1,391,404, and minority interest of $12,518, resulting in a net loss of $1,060,662 for the year ended December 31, 2004. The Partnership?s net asset value per Unit decreased from $2,053.17 at December 31, 2003 to $1,970.00 at December 31, 2004. Total redemptions for the year were $3,194,825 and the Partnership?s ending capital was $22,268,511 at December 31, 2004, a decrease of $4,255,487 from ending capital at December 31, 2003 of $26,523,998.

       The most significant trading losses of approximately 1.0%
were recorded in the currency markets during the first nine months of the year. During the first quarter, long cross-rate positions in the Swiss franc versus the Japanese yen resulted in losses as the yen?s value reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. Long positions in the U.S. dollar index were also unprofitable as the U.S. dollar?s value declined due to a reduction in Bank of Japan intervention activity. During the second quarter, losses were incurred from long positions in the Japanese yen versus the U.S. dollar as the U.S. dollar surged following the release of stronger-than-expected U.S. jobs data. The yen also came under pressure from weakening efforts by Japanese government currency market interventions. Losses were also incurred from short U.S. dollar positions against the South African rand as the U.S. dollar benefited from rising U.S. interest rates and the perception that the U.S. economy was experiencing a sustainable recovery. During the third quarter, short cross-rate positions in the Australian dollar versus the Japanese yen incurred losses as the Australian currency reversed higher amid speculation for increases in Australian interest rates. During August, losses were experienced from short positions in the Japanese yen versus the U.S. dollar, Swiss franc, Australian dollar, and the euro as the value of the yen moved higher due to higher Japanese equity

       prices and the release of positive Japanese economic data.
 During September, short positions in the Mexican peso versus the U.S. dollar resulted in losses as the U.S. dollar reversed lower amid perceptions that the U.S. Federal Reserve reformed their outlook regarding aggressive increases in interest rates. Long positions in the Japanese yen versus the U.S. dollar also incurred losses during September as the yen declined from Japan?s swelling national debt and a reversal of the U.S. dollar?s value in response to a hike in U.S. interest rates. Additional losses of approximately 0.7% were recorded in the metals markets from positions in base metals. Long futures positions in nickel experienced losses as prices fell due to a strengthening of the U.S. dollar during January. Additionally, short nickel futures positions during May experienced losses as prices increased due to a weaker U.S. dollar and strong Asian demand. During the third quarter, further sector losses resulted from long nickel futures positions after prices declined amid a slowdown in demand from China. Smaller losses resulted from long futures positions in nickel during the fourth quarter as prices weakened amid concern for demand and an advancing U.S. dollar. In the agricultural markets, losses of approximately 0.6% were incurred from positions in soybean oil, sugar, and cocoa. Short futures positions in soybean oil generated losses after prices reversed higher amid news of reduced supply, strong Chinese

       export demand, and rumors that U.S. soybean crops were possibly infected by a damaging fungus. Long futures positions in sugar incurred losses during October and November as prices for the commodity moved lower in response to technically-based selling and news of weaker demand. Elsewhere in the agricultural complex, losses were experienced from positions in cocoa as a result of ?whipsawing? in prices due to supply and demand concerns throughout a majority of the year. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 1.9% achieved in the global stock index markets, primarily during the fourth quarter from long positions in S&P 500 Index futures as prices advanced in response to a decline in oil prices, positive consumer sentiment, and an increase in corporate earnings. Additional gains of approximately 0.5% were recorded in the global interest rates markets during the first, third, and fourth quarter of the year from long positions in U.S. and European interest rate futures. During the first quarter, long positions benefited from a rally in bond prices sparked by low inflation and reduced concerns for increases in interest rates. Long positions also profited during the third quarter as prices trended higher in response to a surge in oil prices, a drop in equity prices, and a conflicted economic picture generated by U.S. economic reports. Further gains from long positions in European interest rates were recorded in the

       fourth quarter as prices continued to trend higher for the aforementioned reasons, in addition to the rise in the value of the euro, which created strong demand for euro-denominated investments. Smaller gains of approximately 0.3% were experienced in the energy markets. During a majority of the year, long positions in crude oil behaved well as prices trended higher due to consistent news of tight supply, continuing geopolitical concerns in the Middle East, concerns that top Russian oil producer, Yukos, may break up or stop selling oil, production disruptions in the Gulf of Mexico, growing civil unrest in Nigeria, and the threat of a national strike in Norway.

The Partnership recorded total trading results including interest and change in the value of the Yield Pool totaling $1,166,605, expenses totaling $1,807,047, and minority interest of $33,904, resulting in a net loss of $606,538 for the year ended December 31, 2003. The Partnership?s net asset value per Unit increased from $2,031.46 at December 31, 2002 to $2,053.17 at December 31,
2003. Total redemptions for the year were $7,254,598 and the Partnership?s ending capital was $26,523,998 at December 31, 2003, a decrease of $7,861,136 from ending capital at December 31, 2002 of $34,385,134.



       The most significant trading gains of approximately 2.7%
were recorded in the global stock index markets from long positions in S&P 500 Index futures as global equity prices trended higher throughout the latter half of the year in response to positive earnings announcements and the prospect of interest rates in the U.S. remaining low, and an overall improved global economic outlook. Additional gains of approximately 0.7% in the metals markets were experienced, primarily during October, by long futures positions in nickel and copper as industrial metals prices rallied in response to increased demand especially from China, as well as to growing investor sentiment that the global economy was on the path to recovery. A portion of the Partnership?s overall gains for the year was offset by losses of approximately 0.3% in the agricultural markets on corn futures positions as the price of corn was lifted higher with wheat prices during January and then traded in a volatile pattern during April and August amid supply and weather-related issues.

The Partnership recorded total results including interest and change in the value of the Yield Pool totaling $1,960,508, expenses totaling $1,912,700, and minority interest of $63,005, resulting in net income of $110,813 for the year ended December 31, 2002. The Partnership?s net asset value per Unit increased from $1,983.47 at December 31, 2001 to $2,031.46 at December 31,
2002. Total redemptions for the year were $3,037,991 and the Partnership?s ending capital was $34,385,134 at December 31, 2002, a decrease of $2,927,178 from ending capital at December 31, 2001 of $37,312,312.

The most significant trading gains of approximately 4.0% were recorded in the global interest rate futures markets by long positions in European, Japanese, and U.S. interest rate futures, predominantly during the third quarter, as prices trended higher amid a shift in assets from stocks into bonds as investors sought the safety of fixed income investments. Additional gains of approximately 0.5% were recorded in the currency markets during May, June, and December from long positions in the euro, Swiss franc, and Japanese yen versus the U.S. dollar as the U.S. dollar?s value weakened amid investors? fears concerning increased global tensions, specifically the threat of war between India and Pakistan, the looming threat of a military strike against Iraq, and the resumption of North Korea?s nuclear program. A portion of the Partnership?s overall gains was offset by losses of approximately 4.3% recorded in the global stock index futures markets from long positions in U.S., European, and Japanese stock index futures as prices continued to weaken throughout the majority of the year, particularly during July, September, and December, amid continued economic uncertainty and ongoing political concerns.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2004 trading results, refer to the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2004, which is incorporated by reference to Exhibit
13.01 of this Form 10-K.

The Partnership's gains and losses are allocated among its partners for income tax purposes.

Market Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership trades Futures Interests. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same


       time, and if the Trading Advisor was unable to offset positions of the Partnership, the Partnership could lose all of its assets and limited partners would realize a 100% loss.

In addition to the Trading Advisor's internal controls, the Trading Advisor must comply with the Partnership?s trading policies that include standards for liquidity and leverage that must be maintained. The Trading Advisor and Demeter monitor the Partnership's trading activities to ensure compliance with the trading policies and Demeter can require the Trading Advisor to modify positions of the Partnership if Demeter believes they violate the Partnership's trading policies.

Credit Risk.
In addition to market risk, in entering into futures, forward, and options contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures, forward, and options contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member?s

       customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker?s customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract?s counterparty.

Demeter deals with these credit risks of the Partnership in several ways. First, it monitors the Partnership?s credit exposure to each exchange on a daily basis. The commodity brokers inform the Partnership, as with all their customers, of its net margin requirements for all its existing open positions and Demeter has installed a system which permits it to monitor the Partnership?s potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership?s margin liability thereon.




       Second, the Partnership?s trading policies limit the amount of its net assets that can be committed at any given time to futures contracts and require a minimum amount of diversification in the Partnership?s trading, usually over several different products and exchanges. Historically, the Partnership?s exposure to any one exchange has typically amounted to only a small percentage of its total net assets and on those relatively few occasions where the Partnership?s credit exposure climbs above such level, Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate. Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The
Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.

For additional information, see the ?Financial Instruments?
section under ?Notes to Financial Statements? in the Partnership?s Annual Report to Limited Partners for the

       year ended December 31, 2004, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership?s operations.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and

       cash flow.  Gains and losses on open positions of exchange-
traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.

       The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experiences to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

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



       The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at December 31, 2004 and 2003.
At December 31, 2004 and 2003, the Partnership?s total capitalization was approximately $22 million and $27 million, respectively.

Primary Market 	 December 31, 2004	   December 31, 2003
Risk Category	  	    Value at Risk	     Value at Risk
Equity				  (1.30)%			   (1.38)%
Interest Rate		  	  (0.34)			   (0.42)
Currency		 	       (0.27) 			   (0.38)
Commodity		  		  (0.10) 	 		   (0.11)
Aggregate Value at Risk 	  (1.22)%			   (1.33)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time

       period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2004 VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from January 1, 2004 through December 31, 2004.


Primary Market Risk Category      High        Low        Average
Equity                     	   (1.54)%	(0.79)%	  (1.19)%
Interest Rate				   (0.73)		(0.32)	  (0.49)
Currency  				   (0.27)		(0.11)	  (0.21)
Commodity 				   (0.40)	  	(0.02)	  (0.18)
Aggregate Value at Risk          (1.39)%	(0.93)%	  (1.16)%


Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks; reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets. However, VaR risk measures should be viewed in light of the



       methodology?s limitations, which include, but may not be limited to the following:
*	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;
*	VaR results reflect past market fluctuations applied to
current trading positions while future risk depends on future positions;
*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
*	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk or ruin?.

The VaR tables provided present the results of the Partnership?s
VaR for each of the Partnership?s market risk exposures and on an aggregate basis at December 31, 2003, and for the four

       quarter-end reporting periods during calendar year 2004.
VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk.
There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 99% as of December 31, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any
       associated potential losses, taking into account the
leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies


       of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The primary market exposure of the Partnership at December 31, 2004 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2004, the Partnership?s exposures were to the S&P 500 (U.S.), DAX (Germany), and NIKKEI (Japan) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.



       Interest Rate.	  The Partnership?s second largest market
exposure at December 31, 2004 was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Australian, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency.	 The Partnership?s third largest market exposure at
December 31, 2004 was to the currency sector.  The currency


       exposure is to exchange rate fluctuations, primarily
fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2004, the Partnership?s major exposures were to the euro, Japanese yen, Swiss franc, Australian dollar, and Canadian dollar currency crosses, as well as outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
     Energy. At December 31, 2004, the Partnership had market exposure in the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns


           and other economic fundamentals. Significant profits
and losses, which have been experienced 	in the past, are
expected to continue to be experienced in the future.
Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. At December 31, 2004, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the corn, wheat, soybeans, and sugar markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.	At December 31, 2004, the Partnership had market
exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as zinc, and precious metals, such as gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

       Qualitative Disclosures Regarding Non-Trading Risk
Exposure
The following was the only non-trading risk exposures of the Partnership at December 31, 2004:

Foreign Currency Balances.	The Partnership?s primary
foreign currency balances at December 31, 2004 were in Japanese yen, Australian dollars, Swiss francs, euros, Canadian dollars, British pounds, and South African rand. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

       Demeter monitors and controls the risk of the
Partnership?s non-trading instrument, cash.  Cash is the only
Partnership investments directed by Demeter, rather than the Trading Advisor.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements are incorporated by reference to the Partnership's Annual Report, which is filed as
Exhibit 13.01 hereto.


Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

                               Net Income/(Loss)
	    Total Trading Results  Allocated to   Net Income/(Loss)
          including interest    Partners for	      Per Unit for
Quarter	and change in value    Tax and Net	       Tax and Net
Ended		  of Yield Pool      Asset Valuation    Asset Valuation

2004
March 31 	    $  314,862	       $   (52,198)	   	 $  (4.24)
June 30         (537,589)	          (873,377)		   (68.98)
September 30     (35,552)	          (367,498)	  	   (29.87)
December 31	  576,503	           232,411	  	    19.92

Total		    $  318,224	       $(1,060,662)	 	 $ (83.17)

2003
March 31 	    $   41,044	       $  (25,574)	   	 $  (1.55)
June 30          730,869	          623,298		    39.21
September 30    (229,081)	         (468,414)	  	   (31.09)
December 31	  623,773	          178,175	  	    15.14

Total		    $1,166,605	       $  307,485	 	 $  21.71

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.


Item 9A.  CONTROLS AND PROCEDURES
(a)	As of the end of the period covered by this annual report,
the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	There have been no material changes during the period covered by this annual report in the Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


Management?s Report on Internal Control Over Financial Reporting
Demeter is responsible for the management of the Partnership.

Management of Demeter (?Management?) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial
       reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Partnership?s internal control over financial reporting includes those policies and procedures that:

*	Pertain to the maintenance of records that, in reasonable
detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

*	Provide reasonable assurance that transactions are recorded
as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Partnership?s transactions are being made only in accordance with authorizations of Management and directors;
and

*	Provide reasonable assurance regarding prevention or timely
detection of unauthorized acquisition, use or disposition of the Partnership?s assets that could have a material effect on the financial statements.



       Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership?s internal control over financial reporting as of December 31, 2004. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2004.

Deloitte & Touche LLP, the Partnership?s independent registered public accounting firm, has issued an audit report on Management?s assessment of the Partnership?s internal control over financial reporting and on the effectiveness of the Partnership?s internal control over financial reporting. This report, which expresses unqualified opinions on Management?s assessment and on the effectiveness of the Partnership?s internal control over financial reporting, appears under ?Report of Independent Registered Public


       Accounting Firm? in the Partnership?s Annual Report to
Limited Partners for the year ended December 31, 2004.

Item 9B.  OTHER INFORMATION
The Board of Directors of Demeter, the general partner of the registrant, approved the engagement of Ernst & Young LLP as the registrant?s principal accountant for tax purposes. Ernst & Young LLP was engaged by the registrant on November 1, 2004. Deloitte & Touche LLP will continue as the registrant?s principal accountant and audit the financial statements of the registrant.

There have been no material disagreements with Deloitte & Touche
LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.













       PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Mr. Jeffrey D. Hahn resigned his position as Chief Financial
Officer and Director of Demeter.

Mr. Jeffrey S. Swartz resigned his position as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 43, is the Chairman of the Board of Directors and President of Demeter. Mr. Rothman is the Managing Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm?s managed futures department. Mr. Rothman has been with the managed futures department for eighteen years. Throughout his career, Mr. Rothman has helped with the development, marketing, and administration of approximately 40 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and has recently served on its Board of Directors. Mr. Rothman has a B.A. degree in Liberal Arts from Brooklyn College, New York.

       Mr. Richard A. Beech, age 53, is a Director of Demeter.
Mr. Beech has been associated with the futures industry for over 25 years. He has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Futures, Forex & Metals. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing, and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures, and sales management. Mr. Beech has a B.S. degree in Business Administration from Ohio State University and an M.B.A. degree from Virginia Polytechnic Institute and State University.

Mr. Raymond A. Harris, age 48, is a Director of Demeter. Mr. Harris is currently Managing Director and head of Client Solutions for Morgan Stanley Individual Investor Group (?IIG?), a Board Member of Morgan Stanley DW Inc., and Director of Morgan Stanley Trust. Mr. Harris joined Morgan Stanley in 1982 and served in financial and operational assignments for Dean Witter Reynolds.
In 1994, he joined the Discover Financial Services division, leading restructuring and product development efforts. Mr. Harris became Chief Administrative Officer for Morgan Stanley Investment Management in 1999. In 2001, he was named head of Global Products

       and Services for Investment Management.  Mr. Harris has an
M.B.A. in Finance from the University of Chicago and a B.A. degree from Boston College.

Mr. Frank Zafran, age 50, is a Director of Demeter. Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was named Chief Administrative Officer of Morgan Stanley?s Client Solutions Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer ? Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales, and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Douglas J. Ketterer, age 39, is a Director of Demeter. Mr. Ketterer is a Managing Director and has had responsibility for managing a number of departments at Morgan Stanley over the years, most recently as head of the Investment Solutions Group, which is comprised of a number of departments which offer products and services through Morgan Stanley?s IIG (including Managed Futures, Alternative Investments, Insurance Services, Personal Trust,


       Corporate Services, and others).  Mr. Ketterer joined the firm in 1990 in the Corporate Finance Division as a part of the Retail Products Group. He later moved to the origination side of Investment Banking, and then, after the merger between Morgan Stanley and Dean Witter, served in the Product Development Group at Morgan Stanley Dean Witter Advisors (now known as Morgan Stanley Funds). From the summer of 2000 to the summer of 2002, Mr. Ketterer served as the Chief Administrative Officer for Morgan Stanley Investment Management, where he headed the Strategic Planning & Administrative Group. Mr. Ketterer received his M.B.A. from New York University?s Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

Mr. Todd Taylor, age 42, is a Director of Demeter. Mr. Taylor began his career with Morgan Stanley in June 1987 as a Financial Advisor in the Dallas office. In 1995, he joined the Management Training Program in New York and was appointed Branch Manager of the Missouri and southern Illinois branch offices in 1997. Three years later, in 2000, Mr. Taylor was appointed to a newly created position, Director of IIG Learning and Development, before becoming the Director of IIG Strategy in 2002. Most recently, Mr. Taylor has taken on a new role as the High Net Worth Segment


       Director.  Mr. Taylor graduated from Texas Tech University with a B.B.A. in Finance.

Mr. William D. Seugling, age 35, is a Director of Demeter. Mr. Seugling is a Managing Director at Morgan Stanley and currently serves as Director of Client Solutions for U.S. Private Wealth Management. Mr. Seugling joined Morgan Stanley in June 1993 as an Associate in Equity Structured Products having previously worked in research and consulting for Greenwich Associates from October 1991 to June 1993. Since 1994, he has focused broadly on analysis and solutions for wealthy individuals and families culminating in his current role within the division. He was named Vice President in 1996 and an Executive Director in 1999. Mr. Seugling graduated cum laude from Bucknell University with a B.S. in Management and a concentration in Chemistry.

Ms. Louise M. Wasso-Jonikas, age 51, is a Director of Demeter. Ms. Wasso-Jonikas is a Managing Director of Morgan Stanley and the Director of Alternative Investments for the IIG of Morgan Stanley. Ms. Wasso-Jonikas was Co-Founder, President, and Chief Operating Officer of Graystone Partners, an objective consulting firm, from 1993 to 1999, when Graystone was acquired by Morgan Stanley. Prior to founding Graystone, Ms. Wasso-Jonikas was a

       Senior Vice President at Bessemer Trust and opened their
Chicago office. She also was a Vice President at the Northern Trust in their Wealth Management Services Group where she worked exclusively with their largest private clients and family offices throughout the U.S. and abroad, serving their broad investment and custody needs. Ms. Wasso-Jonikas also worked as an equity block trader with Goldman Sachs and with Morgan Stanley advising and managing money for private clients. Ms. Wasso-Jonikas? focus is on developing a robust external manager platform utilizing alternative managers for Morgan Stanley?s IIG private clients as well as overseeing some of the Morgan Stanley?s largest client relationships. Ms. Wasso-Jonikas holds a B.A. in Economics from Mount Holyoke College and an M.B.A in Finance from the University of Chicago Graduate School of Business.

Mr. Kevin Perry, age 35, is the Chief Financial Officer of Demeter. Mr. Perry currently serves as an Executive Director and Controller within the IIG at Morgan Stanley. Mr. Perry joined Morgan Stanley in October 2000 and is also Chief Financial Officer of Morgan Stanley Trust National Association, Van Kampen Funds Inc., and Morgan Stanley Distribution, Inc. Prior to joining Morgan Stanley, Mr. Perry worked as an auditor and consultant in the financial services practice of Ernst & Young

       LLP from October 1991 to October 2000.  Mr. Perry received a B.S. degree in Accounting from the University of Notre Dame in 1991 and is a Certified Public Accountant.

All of the foregoing directors have indefinite terms.

The Audit Committee
The Partnership is operated by its general partner, Demeter, and does not have an audit committee. The entire Board of Directors of Demeter serves as the audit committee. None of the directors are considered to be ?independent? as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. The Board of Directors of Demeter has determined that Mr. Kevin Perry is the audit committee financial expert.

Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership?s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Demeter. The President, Chief Financial Officer, and each member of the Board of Directors of Demeter are employees of Morgan Stanley and are subject to the code of ethics adopted by

       Morgan Stanley, the text of which can be viewed on Morgan
Stanley?s website at http://www.morganstanley.com/ourcommitment/ codeofconduct.html.

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.


Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT


(a) Security Ownership of Certain Beneficial Owners - At December 31, 2004, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2004,
Demeter owned 154.030 Units of general partnership interest, representing a 1.36 percent interest in the Partnership.

(c)	Changes in Control ? None.






       Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Consolidated Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2004, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage fees (paid and accrued by the Partnership) of $985,617 for the year ended December 31, 2004.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The Partnership pays all accounting fees as discussed in Note 1 to the Consolidated Financial Statements, ?Operating Expenses? in the Annual Report to the Limited Partners for the year ended
December 31, 2004.

(1)	Audit Fees.  The aggregate fees for professional services
rendered by Deloitte & Touche LLP in connection with their audit of the Partnership?s Consolidated Financial Statements and reviews of the Consolidated Financial Statements included in our Quarterly Reports on Form 10-Q, and in connection with statutory and regulatory filings for the year ended December 31, 2004 were approximately $42,460 and for the year ended December 31, 2003 were $40,338.

       (2)	Audit-Related Fees. There were no fees for
assurance and related services rendered by Deloitte & Touche LLP for the years ended December 31, 2004 and 2003.

(3)	Tax Fees. The aggregate fees for tax compliance services
rendered by Ernst & Young LLP were approximately $34,146 and Deloitte & Touche LLP were $33,164 for the years ended December
31, 2004 and 2003, respectively.

(4)  All Other Fees.  None.


As of the date of this Report, the Board of Directors of Demeter has not adopted pre-approval policies and procedures. As a result, all services provided by Ernst & Young LLP and Deloitte & Touche LLP must be directly pre-approved by the Board of Directors of Demeter. Additionally, all services provided by Deloitte & Touche LLP and Ernst & Young LLP must be communicated to Morgan Stanley?s Audit Director.


















	       PART IV
Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
 	   	FORM 8-K

(a)	1.  Listing of Financial Statements
The following financial statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2004, are incorporated by reference to Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered
public accounting firm, for the years ended December 31, 2004, 2003, and 2002.

-	Consolidated Statements of Financial Condition, including the
Consolidated Schedules of Investments, as of December 31,
2004 and 2003.

-	Consolidated Statements of Operations, Changes in Partners?
Capital, and Cash Flows for the years ended December 31, 2004, 2003, and 2002.

-	Notes to Consolidated Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited Partners for the year ended December 31, 2004 is not deemed to be filed with this report.




       	2.  Listing of Financial Statement Schedules
No financial statement schedules are required to be filed with this report.

(c)	Exhibits
Refer to Exhibit Index on age E-1 to E-2.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					DEAN WITTER PRINCIPAL PLUS FUND L.P.
						(Registrant)

					BY:  Demeter Management Corporation,
						General Partner

March 31, 2005			BY: /s/	Jeffrey A. Rothman
					 	Jeffrey A. Rothman,
							President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY:  /s/ 	Jeffrey A. Rothman                    		March 31, 2005
	  	Jeffrey A. Rothman, President

    /s/    Richard A. Beech                      		March 31, 2005
           Richard A. Beech, Director

    /s/    Raymond A. Harris   	              	March 31, 2005
           Raymond A. Harris, Director

    /s/    Frank Zafran		           		March 31, 2005
	    	Frank Zafran, Director

    /s/ 	Douglas J. Ketterer                 		March 31, 2005
	 	Douglas J. Ketterer, Director

    /s/	Todd Taylor			                 	March 31, 2005
	  	Todd Taylor, Director

    /s/    William D. Seugling		           		March 31, 2005
	    	William D. Seugling, Director

    /s/	Louise M. Wasso-Jonikas				March 31, 2005
    	 	Louise M. Wasso-Jonikas, Director

    /s/  	Kevin Perry			                 	March 31, 2005
	    	Kevin Perry, Chief Financial Officer





       EXHIBIT INDEX

ITEM


	3.01	Amended and Restated Limited Partnership Agreement of the
Partnership, dated as of August 29, 1995, is incorporated by reference to Exhibit 3.01 and Exhibit 3.02 of the Partnership's Registration Statement (File No. 33-95414) on
Form S-1.

10.01	Amended and Restated Management Agreement among the
Partnership, Demeter, and RXR, Inc., dated as of December 29, 1995, is incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement (File No. 33-95414) on Form S-1.

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

10.04	Commodity Futures Customer Agreement between MS & Co. and the
Partnership, and acknowledged and agreed to by Morgan Stanley
DW, dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership?s Form 8-K (File No. 0-
18314) filed with the Securities and Exchange Commission on November 13, 2001.

10.05	Customer Agreement between the Partnership and MS & Co.,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Form 8-K (File No. 0-
18314) filed with the Securities and Exchange Commission on November 13, 2001.

10.06	Foreign Exchange and Options Master Agreement between MS &
Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the Partnership?s Form 8-K (File No. 0-18314) filed with the
Securities and Exchange Commission on November 13, 2001.

10.07	Securities Account Control Agreement among the Partnership,
MS & Co., and Morgan Stanley DW, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership?s Form 8-K (File No. 0-18314) filed with the
Securities and Exchange Commission on November 13, 2001.

	13.01	December 31, 2004 Annual Report to Limited Partners is
filed herewith.

31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

32.01	Certification of President of Demeter Management Corpor-
ation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                      Principal
                                                                           Plus
                                                                           Fund

            December 31, 2004
            Annual Report

    [LOGO] Morgan Stanley

DEAN WITTER PRINCIPAL PLUS FUND L.P.

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the inception-to-date return and the compound annualized return since inception for the Fund. Past performance is no guarantee of future results.

                                                                                                            INCEPTION-  COMPOUND
                                                                                                             TO-DATE   ANNUALIZED
                        1990      1991 1992 1993 1994  1995 1996  1997 1998 1999  2000 2001 2002 2003 2004    RETURN     RETURN
FUND                     %         %    %    %    %     %    %     %    %    %     %    %    %    %    %        %          %
---------------------------------------------------------------------------------------------------------------------------------
Principal Plus Fund      7.5      10.4 9.4  11.6 (8.6) 18.0 (5.3) 15.4 10.5 (3.8) 7.0  2.1  2.4  1.1  (4.1)    97.0       4.7
                    (10 1/2 mos.)
---------------------------------------------------------------------------------------------------------------------------------

DEMETER MANAGEMENT CORPORATION

330 Madison Avenue, 8th Floor
New York, NY 10017
Telephone (212) 905-2700

DEAN WITTER PRINCIPAL PLUS FUND L.P.
ANNUAL REPORT
2004

Dear Limited Partner:

  This marks the fifteenth annual report for the Dean Witter Principal Plus Fund L.P. (the "Fund"). The Fund began the year at a Net Asset Value per Unit per Limited Partnership Agreement of $2,053.17 and decreased by 4.1% to $1,970.00 on December 31, 2004. The Fund has increased by 97.0% since it began trading in February 1990 (a compound annualized return of 4.7%).

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

  Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, 330 Madison Avenue, 8th Floor, New York, NY 10017 or your Morgan Stanley Financial Advisor.

  I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is no guarantee of future results.

Sincerely,

/s/ Jeffrey A. Rothman
Jeffrey A. Rothman
Chairman of the Board of Directors and President
Demeter Management Corporation
General Partner for
Dean Witter Principal Plus Fund L.P.

PRINCIPAL PLUS FUND

                                 [CHART]

                       Year ended December 31, 2004
                      -----------------------------
Currencies                       -0.96%
Interest Rates                    0.48%
Stock Indices                     1.86%
Energies                          0.31%
Metals                           -0.67%
Agriculturals                    -0.64%

Note:Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. The most significant losses were recorded in the currency markets during the first nine months of the year. During the first quarter, long cross-rate positions in the Swiss franc versus the Japanese yen resulted in losses as the yen's value reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. Long positions in the U.S.
   dollar index were also unprofitable as the U.S. dollar's value declined due to a reduction in Bank of Japan intervention activity. During the second quarter, losses were incurred from long positions in the Japanese yen versus the U.S. dollar as the U.S. dollar surged following the release of stronger-than-expected U.S. jobs data. The yen also came under pressure from weakening efforts by Japanese government currency market interventions. Losses were also incurred from short U.S. dollar positions against the South African rand as the U.S. dollar benefited from rising U.S. interest rates and the perception that the U.S. economy was experiencing a sustainable recovery. During the third quarter, short cross-rate positions in the Australian dollar versus the Japanese yen incurred losses as the Australian currency reversed higher amid speculation for increases in Australian interest rates. During August, losses were experienced from short positions in the Japanese yen versus the U.S. dollar, Swiss franc, Australian dollar, and the euro as the value of the yen moved higher due to higher Japanese equity prices and the release of positive Japanese economic data. During September, short positions in the Mexican peso versus the U.S. dollar resulted in losses as the U.S. dollar reversed lower amid perceptions that the U.S. Federal Reserve reformed their outlook regarding aggressive increases in interest rates. Long positions in the Japanese yen versus the U.S. dollar also incurred losses during

PRINCIPAL PLUS FUND

 September as the yen declined from Japan's swelling national debt and a reversal of the U.S. dollar's value in response to a hike in U.S. interest rates.

.. Additional losses were recorded in the metals markets from positions in base metals. Long futures positions in nickel experienced losses as prices fell due to a strengthening of the U.S. dollar during January. Additionally, short nickel futures positions during May experienced losses as prices increased due to a weaker U.S. dollar and strong Asian demand. During the third quarter, further sector losses resulted from long nickel futures positions after prices declined amid a slowdown in demand from China.
   Smaller losses resulted from long futures positions in nickel during the fourth quarter as prices weakened amid concern for demand and an advancing U.S. dollar.

.. In the agricultural markets, losses were incurred from positions in soybean oil, sugar, and cocoa. Short futures positions in soybean oil generated losses after prices reversed higher amid news of reduced supply, strong Chinese export demand, and rumors that U.S. soybean crops were possibly infected by a damaging fungus. Long futures positions in sugar incurred losses during October and November as prices for the commodity moved lower in response to technically-based selling and news of weaker demand. Elsewhere in the agricultural complex, losses were experienced from positions in cocoa as a result of "whipsawing" in prices due to supply and demand concerns throughout a majority of the year.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Gains were achieved in the global stock index markets, primarily during the fourth quarter from long positions in S&P 500 Index futures as prices advanced in response to a decline in oil prices, positive consumer sentiment, and an increase in corporate earnings.

.. Additional gains were recorded in the global interest rates markets during the first, third, and fourth quarter of the year from long positions in U.S. and European interest rate futures. During the first quarter, long positions benefited from a rally in bond prices sparked by low inflation and reduced concerns for increases in interest rates. Long positions also profited during the third quarter as prices trended higher in response to a surge in oil prices, a drop in equity prices, and a conflicted economic picture generated by U.S. economic reports. Further gains from long positions in European interest rates were recorded in the fourth quarter as prices continued to trend higher for the aforementioned reasons, in addition to the rise in the value of the euro, which created strong demand for euro-denominated investments.

.. Smaller gains were experienced in the energy markets. During a majority of the year, long positions in crude oil behaved well as prices trended higher due to consistent news of tight supply, continuing geopolitical concerns in the Middle East, concerns that top Russian oil producer, Yukos, may break up or stop selling oil, production disruptions in the Gulf of Mexico, growing civil unrest in Nigeria, and the threat of a national strike in Norway.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

  Demeter Management Corporation ("Demeter"), the general partner of Dean Witter Principal Plus Fund L.P. (the "Partnership"), is responsible for the management of the Partnership.

  Management of Demeter ("Management") is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

  The Partnership's internal control over financial reporting includes those policies and procedures that:

.. Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

.. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Partnership's transactions are being made only in accordance with authorizations of Management and directors; and

.. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership's assets that could have a material effect on the financial statements.

  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  Management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2004. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2004.

  Deloitte & Touche LLP, the Partnership's independent registered public accounting firm, has issued an audit report on Management's assessment of the Partnership's internal control over financial reporting and on the effectiveness of the Partnership's internal control over financial reporting. This report, which expresses unqualified opinions on Management's assessment and on the effectiveness of the Partnership's internal control over financial reporting, appears under "Report of Independent Registered Public Accounting Firm" on the following page.

New York, New York
March 11, 2005

DEAN WITTER PRINCIPAL PLUS FUND L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner:

  We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Dean Witter Principal Plus Fund L.P. (the "Partnership") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership's internal control over financial reporting based on our audit.

  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

  A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that
(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

  Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  In our opinion, management's assessment that the Partnership maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2004 of the Partnership and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
March 11, 2005

DEAN WITTER PRINCIPAL PLUS FUND L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner:

  We have audited the accompanying consolidated statements of financial condition of Dean Witter Principal Plus Fund L.P. (the "Partnership") and its subsidiary Dean Witter Principal Plus Fund Management L.P. (the "Trading Company"), including the consolidated schedules of investments, as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Partnership and the Trading Company at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Partnership's internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
March 11, 2005

DEAN WITTER PRINCIPAL PLUS FUND L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                   DECEMBER 31,
                                              ----------------------
                                                 2004        2003
                                              ----------  ----------
                                                  $           $
                               ASSETS
Equity in futures interests trading accounts:
  Cash                                        22,881,606  26,475,763
  Net unrealized gain on open contracts
   (MS&Co.)                                      188,733     633,291
  Net unrealized gain (loss) on open
   contracts (MSIL)                              (31,009)    203,735
                                              ----------  ----------
    Total net unrealized gain on open
     contracts                                   157,724     837,026
  Net option premium                              --         (11,000)
                                              ----------  ----------
    Total Trading Equity                      23,039,330  27,301,789
Interest receivable (Morgan Stanley DW)           36,748      20,168
                                              ----------  ----------
    Total Assets                              23,076,078  27,321,957
                                              ==========  ==========

                  LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                              579,359     447,519
Accrued administrative expenses                  119,556     211,963
Accrued brokerage fees (Morgan Stanley DW)        76,522      90,367
Accrued management fees                           19,130      22,592
                                              ----------  ----------
    Total Liabilities                            794,567     772,441
                                              ----------  ----------
Minority Interest                                 13,000      25,518
                                              ----------  ----------
PARTNERS' CAPITAL
Limited Partners (11,149.771 and
 12,764.514 Units, respectively)              21,965,072  26,207,748
General Partner (154.030 Units)                  303,439     316,250
                                              ----------  ----------
    Total Partners' Capital                   22,268,511  26,523,998
                                              ----------  ----------
    Total Liabilities and
     Partners' Capital                        23,076,078  27,321,957
                                              ==========  ==========
NET ASSET VALUE PER UNIT                        1,970.00    2,053.17
                                              ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                              FOR THE YEARS ENDED
                                                  DECEMBER 31,
                                       ---------------------------------
                                          2004        2003        2002
                                       ----------  ----------  ---------
                                           $           $           $
INVESTMENT INCOME
Interest income (Morgan Stanley DW)       286,825   1,205,905  1,868,607
Change in value of Yield Pool              --        (914,023)  (716,416)
                                       ----------  ----------  ---------
   Total Investment Income                286,825     291,882  1,152,191
                                       ----------  ----------  ---------
EXPENSES
Brokerage fees (Morgan Stanley DW)        985,617   1,256,424  1,398,817
Management fees                           246,404     314,106    349,705
Administrative expenses                   117,000     199,000    123,000
Transaction fees and costs                 42,383      37,517     41,178
                                       ----------  ----------  ---------
   Total Expenses                       1,391,404   1,807,047  1,912,700
                                       ----------  ----------  ---------
NET INVESTMENT LOSS                    (1,104,579) (1,515,165)  (760,509)
                                       ----------  ----------  ---------
TRADING RESULTS
Trading profit (loss):
  Realized                                703,588      40,757    458,130
  Net change in unrealized               (679,302)    833,966   (372,008)
                                       ----------  ----------  ---------
                                           24,286     874,723     86,122
Proceeds from Litigation Settlement         7,113      --        722,195
                                       ----------  ----------  ---------
   Total Trading Results                   31,399     874,723    808,317
                                       ----------  ----------  ---------
NET INCOME (LOSS) BEFORE
 MINORITY INTEREST                     (1,073,180)   (640,442)    47,808
Less: Minority interest                   (12,518)    (33,904)   (63,005)
                                       ----------  ----------  ---------
NET INCOME (LOSS)                      (1,060,662)   (606,538)   110,813
                                       ==========  ==========  =========
NET INCOME (LOSS) ALLOCATION:
Limited Partners                       (1,047,851)   (595,526)   113,373
General Partner                           (12,811)    (11,012)    (2,560)
                                       ----------  ----------  ---------
NET INCOME (LOSS)                      (1,060,662)   (606,538)   110,813
Less: Change in excess of market value
 over amortized cost of zero-coupon
 U.S. Treasury Securities                  --        (914,023)  (716,416)
                                       ----------  ----------  ---------
NET INCOME (LOSS)
 ALLOCATED TO PARTNERS
 FOR TAX AND NET ASSET
 VALUATION                             (1,060,662)    307,485    827,229
                                       ==========  ==========  =========
NET INCOME (LOSS) ALLOCATION FOR
 TAX AND NET ASSET VALUATION
Limited Partners                       (1,047,851)    303,758    815,268
General Partner                           (12,811)      3,727     11,961

NET INCOME (LOSS) PER UNIT FOR TAX
 AND NET ASSET VALUATION
Limited Partners                           (83.17)      21.71      47.99
General Partner                            (83.17)      21.71      47.99

  The accompanying notes are an integral part of these consolidated financial statements.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                    UNITS OF
                   PARTNERSHIP  LIMITED     GENERAL
                    INTEREST    PARTNERS    PARTNER     TOTAL
                   ----------- ----------  --------  ----------
                                   $           $          $
Partners' Capital,
December 31, 2001  17,989.656  36,673,490   638,822  37,312,312
Net income (loss)      --         113,373    (2,560)    110,813
Redemptions        (1,513.284) (2,918,991) (119,000) (3,037,991)
                   ----------  ----------  --------  ----------
Partners' Capital,
December 31, 2002  16,476.372  33,867,872   517,262  34,385,134
Net loss               --        (595,526)  (11,012)   (606,538)
Redemptions        (3,557.828) (7,064,598) (190,000) (7,254,598)
                   ----------  ----------  --------  ----------
Partners' Capital,
December 31, 2003  12,918.544  26,207,748   316,250  26,523,998
Net loss               --      (1,047,851)  (12,811) (1,060,662)
Redemptions        (1,614.743) (3,194,825)    --     (3,194,825)
                   ----------  ----------  --------  ----------
Partners' Capital,
December 31, 2004  11,303.801  21,965,072   303,439  22,268,511
                   ==========  ==========  ========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        FOR THE YEARS ENDED
                                           DECEMBER 31,
                                ----------------------------------
                                   2004        2003        2002
                                ----------  ----------  ----------
                                    $           $           $
CASH FLOWS FROM
 OPERATING
 ACTIVITIES
Net income (loss)               (1,060,662)   (606,538)    110,813
Noncash items included in net
 income (loss):
  Net change in unrealized         679,302    (833,966)    372,008
  Change in value of Yield
   Pool                             --         914,023     716,416
(Increase) decrease in
 operating assets:
  Net option premiums              (11,000)    343,375    (332,375)
  Interest receivable
   (Morgan Stanley DW)             (16,580)    (17,925)      2,968
  Investment in zero-coupon
   U.S. Treasury Securities         --      32,138,219     775,078
Increase (decrease) in
 operating liabilities:
  Accrued administrative
   expenses                        (92,407)     78,121     (31,123)
  Accrued brokerage fees
   (Morgan Stanley DW)             (13,845)    (24,594)     (6,377)
  Accrued management fees           (3,462)     (6,148)     (1,594)
                                ----------  ----------  ----------
Net cash provided by (used
 for) operating activities        (518,654) 31,984,567   1,605,814
                                ----------  ----------  ----------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Increase (decrease) in
 redemptions payable               131,840    (366,381)    368,447
Decrease in minority interest      (12,518)    (33,904)    (63,005)
Redemptions of Units            (3,194,825) (7,254,598) (3,037,991)
                                ----------  ----------  ----------
Net cash used for financing
 activities                     (3,075,503) (7,654,883) (2,732,549)
                                ----------  ----------  ----------

Net increase (decrease) in cash (3,594,157) 24,329,684  (1,126,735)

Balance at beginning of period  26,475,763   2,146,079   3,272,814
                                ----------  ----------  ----------

Balance at end of period        22,881,606  26,475,763   2,146,079
                                ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

CONSOLIDATED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2004 AND 2003

                                    LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:        GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS  GAIN/(LOSS)
------------------------------      --------------- ------------- ---------------- ------------- --------------
2004 PARTNERSHIP NET ASSETS:
$22,268,511                                $              %              $               %             $
Commodity                               (45,429)        (0.20)         23,311           0.10        (22,118)
Equity                                  172,980          0.78            --              --         172,980
Foreign currency                         54,200          0.24           3,141           0.01         57,341
Interest rate                             3,230          0.02          39,256           0.18         42,486
                                        -------         -----          ------          -----        -------
 Grand Total:                           184,981          0.84          65,708           0.29        250,689
                                        =======         =====          ======          =====
 Unrealized Currency Loss                                                                           (92,965)
                                                                                                    -------
 Total Net Unrealized Gain per
   Statement of Financial Condition                                                                 157,724
                                                                                                    =======

2003 PARTNERSHIP NET ASSETS:
$26,523,998
Commodity                               200,222          0.75          (2,050)         (0.01)       198,172
Equity                                  389,000          1.47            --              --         389,000
Foreign currency                        170,018          0.64          32,498           0.12        202,516
Interest rate                            75,683          0.29            --              --          75,683
                                        -------         -----          ------          -----        -------
 Grand Total:                           834,923          3.15          30,448           0.11        865,371
                                        =======         =====          ======          =====
 Unrealized Currency Loss                                                                           (28,345)
                                                                                                    -------
 Total Net Unrealized Gain per
   Statement of Financial Condition                                                                 837,026
                                                                                                    =======

  The accompanying notes are an integral part of these consolidated financial statements.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION. Dean Witter Principal Plus Fund L.P. (the "Partnership") is a limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities, and other commodity interests (collectively, "Futures Interests").
  The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited
("MSIL"). Demeter, Morgan Stanley DW, MS&Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisor to the Partnership is SSARIS Advisors, LLC (the "Trading Advisor").
  Prior to August 31, 2003, part of the Partnership's objective was to achieve long-term appreciation while assuring investors at least a 3% compound annual rate of return over approximately seven and one-half years from February 1, 1996 through August 31, 2003 (the "Guarantee Period"). At the end of Guarantee Period the Net Asset Value per limited partnership interest ("Unit(s)") was guaranteed to be at least $1,961.00 per Unit. To accomplish this objective the Partnership initially invested approximately 80% of the Partnership's assets in zero-coupon U.S. Treasury Securities (the "Yield Pool"). The Partnership's remaining assets were contributed to its subsidiary, Dean Witter Principal Plus Fund Management L.P. (the "Trading Company"), which was established solely to trade in Futures Interests on behalf of the Partnership.
  At the end of the Guarantee Period on August 31, 2003, the Net Asset Value per Unit was $2,058.58, greater than the guaranteed Net Asset Value of at least $1,961.00 per Unit. The zero-coupon U.S. Treasury Securities matured and the Yield Pool was liquidated on August 31, 2003. The proceeds from its liquidation were invested in and will continue to be used in the trading of Futures Interests described above without any guarantee with respect to the Net Asset Value per Unit at any future date.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

  Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.
  Effective December 6, 2002, SSARIS Advisors, LLC ("SSARIS") replaced RXR Inc. as Trading Advisor to the Partnership. SSARIS acquired RXR's trading program and there has been no change in trading strategy.
  Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the limited partners based upon their proportional ownership interests.

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

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Partnership and the Trading Company. All intercompany balances have been eliminated.
  The ownership by Demeter in the Trading Company represents a minority interest in the Partnership. Demeter's share of the Trading Company's profits or losses is deducted from consolidated results of operations.

REVENUE RECOGNITION. Prior to the end of the Guarantee Period, the Yield Pool was valued at cost plus accreted interest with the accumulated unrealized gain
(loss) on the zero-coupon U.S. Treasury Securities separately disclosed. The annual change in the Yield Pool's market value was reflected on the Consolidated Statements of Operations. The Consolidated Statements of Financial Condition and the Consolidated Statements of Operations have been reconciled to reflect Net Assets, Net Asset Value per Unit and net income (loss) in accordance with the terms of the Limited Partnership Agreement.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

  The following information pertains to the Yield Pool at December 31, 2004 and 2003:

                                                           2004   2003
                                                           ---- ---------
                                                            $      $
Accreted Interest Income for the year                       --  1,095,283

  Futures Interests are open commitments until settlement date, at which time they are realized. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized trading profit (loss) on open contracts from one period to the next on the Consolidated Statements of Operations. Monthly, Morgan Stanley DW pays interest income on 100% and 90% of the Partnership's and the Trading Company's, respectively, average daily Net Assets as defined in the Limited Partnership Agreement for the month at a prevailing rate on U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies owed to the Partnership and the Trading Company on Futures Interests.

NET INCOME (LOSS) PER UNIT. Net income (loss) per Unit of limited partnership interest is computed using the weighted average number of Units outstanding during the period.

CONDENSED SCHEDULES OF INVESTMENTS. In December 2003, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position 03-4 ("SOP 03-4") "Reporting Financial Highlights and Schedule of Investments by Nonregistered Investment Partnerships: An Amendment to the Audit and Accounting Guide Audits Of Investment Companies and AICPA Statement of Position 95-2, Financial Reporting By Nonpublic Investment Partnerships". SOP 03-4 requires commodity pools to disclose the number of contracts, the contracts' expiration dates, and the cumulative unrealized gains/(losses) on open futures contracts, when the cumulative unrealized gains/(losses) on an open futures contract exceeds 5% of Net Assets, taking long and short positions into account separately. SOP 03-4 also requires ratios for net investment income/(losses), expenses before and after incentive fees, and net income/(losses) based on average net assets, and ratios for total return before and after

DEAN WITTER PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

incentive fees based on average units outstanding to be disclosed in Financial Highlights. SOP 03-4 was effective for fiscal years ending after December 15, 2003.

EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnership's asset "Equity in futures interests trading accounts," reflected on the Consolidated Statements of Financial Condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co., and MSIL to be used as margin for trading; (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value; and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.
  The Partnership, in the normal course of business, enters into various contracts with MS&Co. and MSIL acting as its commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading results in unrealized gains or losses, the amounts are offset and reported on a net basis on the Partnership's Consolidated Statements of Financial Condition.
  The Partnership has offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under the terms of its master netting agreement with MS&Co., the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

BROKERAGE FEES AND RELATED TRANSACTION FEES AND COSTS. The monthly brokerage fee is equal to 1/3 of 1% per month (a 4% annual rate) of the Partnership's adjusted month-end Net Assets. Transaction fees and costs are accrued on a half-turn basis. In 2004, 2003, and 2002, the brokerage fees charged were the equivalent of a roundturn commission charge of approximately $119, $163, and $170, respectively, per contract traded.

OPERATING EXPENSES. The Partnership bears all operating expenses related to its trading activities. These include filing fees, clerical, administrative, auditing, accounting, mailing, printing, and other incidental operating expenses as permitted by the Limited Partner-

DEAN WITTER PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

ship Agreement. In addition, the Partnership incurs a monthly management fee and may incur an incentive fee. Demeter bears all other operating expenses.

REDEMPTIONS. Limited partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the last day of any month upon five business days advance notice by redemption form to Demeter.
  Prior to August 31, 2003 the limited partners could redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the last day of any calendar quarter upon five business days advance notice by redemption form to Demeter.
  During 2003 and 2002, the Partnership sold securities in the Yield Pool in order to fund redemptions as detailed below, no securities were sold in 2004:

                                              2004   2003      2002
                                              ---- --------- ---------
                                               $      $         $
Cost of Securities Sold                        --  2,086,473 1,820,659
Interest Accreted on Securities Sold           --  1,043,029   781,186
Proceeds from Sale of Securities               --  3,165,925 2,701,992

DISTRIBUTIONS. The Partnership did not make any distributions during the Guarantee Period, and thereafter. Distributions, other than redemptions of Units, will be made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date. Demeter does not intend to make any distributions of the Partnership's profits.

INCOME TAXES. No provision for income taxes has been made in the accompanying consolidated financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

DISSOLUTION OF THE PARTNERSHIP. The Partnership will terminate on December 31, 2025, or at an earlier date if certain conditions set forth in the Limited Partnership Agreement occur.
  The Trading Company may terminate operations if its Net Assets decline to 5% or less of consolidated Partnership Net Assets, and will terminate operations if its Net Assets decline to less than 3% of consolidated Part-

DEAN WITTER PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

nership Net Assets. At December 31, 2004 and 2003, the Trading Company had Net Assets of $15,022,834 and $16,209,606, respectively, which represented 67% and 61% respectively, of the consolidated Partnership's Net Assets at the respective dates.

LITIGATION SETTLEMENT. On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator, and the Partnership received settlement award payments in the amount of $722,195 during August 2002 and $7,113 during July 2004. Any amounts received are accounted for in the period received, for the benefit of the limited partners at the date of receipt.

RECLASSIFICATIONS. Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. Such reclassifications have no impact on the Partnership's reported net income
(loss).

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

--------------------------------------------------------------------------------
3. TRADING ADVISOR
Compensation to SSARIS consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE. The Partnership pays a monthly management fee equal to 1/12 of 1% per month (a 1% annual rate) of the Partnership's adjusted Net Assets, as defined in the Limited Partnership Agreement, as of the last day of each month.

INCENTIVE FEE. The Partnership pays an annual incentive fee to SSARIS equal to 15% of the "New

DEAN WITTER PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Appreciation", as defined in the Limited Partnership Agreement, of the Trading Company's Net Assets as of the end of each annual incentive period ending December 31. Such incentive fee is accrued in each month in which New Appreciation occurs. In those months in which New Appreciation is negative, previous accruals, if any, during the incentive period are reduced.

--------------------------------------------------------------------------------
4. FINANCIAL INSTRUMENTS
The Partnership trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.
  The market value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which market value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price shall be the settlement price on the first subsequent day on which the contract could be liquidated. The market value of off-exchange-traded contracts is based on the fair market value quoted by the counterparty.
  The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and
Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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

        NET UNREALIZED GAINS
          ON OPEN CONTRACTS      LONGEST MATURITIES
     --------------------------- -------------------
                 OFF-                        OFF-
     EXCHANGE- EXCHANGE-         EXCHANGE- EXCHANGE-
YEAR  TRADED    TRADED    TOTAL   TRADED    TRADED
---- --------- --------- ------- --------- ---------
         $         $        $
2004  140,369   17,355   157,724 Mar. 2005 Mar. 2005
2003  816,989   20,037   837,026 Mar. 2004 Mar. 2004

  The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected on the Partnership's Consolidated Statements of Financial Condition.
  The Partnership also has credit risk because Morgan Stanley DW, MS&Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $23,021,975 and $27,292,752 at December 31, 2004 and 2003, respectively. With respect to the Partnership's off- exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value,

DEAN WITTER PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(concluded)

nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

                                       PER UNIT:
                                       ---------
NET ASSET VALUE, JANUARY 1, 2004:      $2,053.17
                                       ---------
NET OPERATING RESULTS:
  Interest Income                          23.42
  Expenses                               (113.62)
  Realized Profit                          60.90
  Unrealized Loss                         (55.47)
  Proceeds from Litigation Settlement       0.58
                                       ---------
  Loss before Minority Interest           (84.19)
  Add: Minority Interest                    1.02
                                       ---------
  Net Loss                                (83.17)
                                       ---------
NET ASSET VALUE, DECEMBER 31, 2004:    $1,970.00
                                       =========
RATIOS TO AVERAGE NET ASSETS:

  Net Investment Loss                     (4.6)%
  Expenses before Incentive Fees          (5.7)%
  Expenses after Incentive Fees           (5.7)%
  Net Loss                                (4.4)%

TOTAL RETURN BEFORE INCENTIVE FEES        (4.1)%
TOTAL RETURN AFTER INCENTIVE FEES         (4.1)%
INCEPTION-TO-DATE RETURN                  97.0 %
COMPOUND ANNUALIZED RETURN                 4.7 %

                      This page intentionally left blank.

                      This page intentionally left blank.

                                   PRESORTED
                                   STANDARD
                                 U.S. POSTAGE
                                     PAID
                                  PERMIT #374
                                 LANCASTER, PA
                    Demeter Management Corporation
                    330 Madison Avenue, 8th Floor
                    New York, NY 10017
                             [LOGO] Morgan Stanley

ADDRESS SERVICE REQUESTED


[LOGO] printed on recycled paper