Form 10-Q
period 2005-03-31
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 2005-05-12
CIK 854915

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005 or

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

	March 31, 2005




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	Consolidated Statements of Financial Condition as of
	March 31, 2005 (Unaudited) and December 31, 2004..............2

	Consolidated Statements of Operations for the Quarters
	Ended March 31, 2005 and 2004 (Unaudited)... .................3

	Consolidated Statements of Changes in Partners? Capital for
	the Quarters Ended March 31, 2005 and 2004 (Unaudited)..... ..4

	Consolidated Statements of Cash Flows for the Quarters
	Ended March 31, 2005 and 2004 (Unaudited).....................5

	Notes to Consolidated Financial Statements (Unaudited).....6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations........13-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk..........................................22-35

Item 4.	Controls and Procedures.................................35


PART II. OTHER INFORMATION

Item 5.	Other Information.......................................36

Item 6.	Exhibits.............................................36-38



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	                          March 31,	     December 31,
                            2005      	    2004
	                      $	    $
	                        (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	20,485,408	22,881,606

	Net unrealized gain (loss) on open contracts (MSIL)	4,125	     (31,009)
	Net unrealized gain (loss) on open contracts (MS & Co.)	    (107,282)   	       188,733

	     Total net unrealized gain (loss) on open contracts	     (103,157)	        157,724

	     Total Trading Equity	20,382,251	  23,039,330

Interest receivable (Morgan Stanley DW)	       41,659	         36,748

	     Total Assets	  20,423,910	  23,076,078

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	219,716	579,359
Accrued administrative expenses	132,496	119,556
Accrued brokerage fees (Morgan Stanley DW)	67,638	76,522
Accrued management fees  	        16,910	       19,130

	     Total Liabilities	     436,760	      794,567

Minority Interest	         4,552	        13,000

Partners? Capital
Limited Partners (10,354.818 and
      11,149.771 Units, respectively)	19,689,710	21,965,072
General Partner (154.030 Units)	      292,888	     303,439

	     Total Partners? Capital	 19,982,598  	 22,268,511

	     Total Liabilities and Partners? Capital	20,423,910	 23,076,078


NET ASSET VALUE PER UNIT 	     1,901.50	       1,970.00




	The accompanying notes are an integral part of these consolidated financial statements.


       <table> 	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

  	   	    For the Quarters Ended March 31,


                                                                         		          2005    	      2004
                                                                               	                      $		         $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		   110,293			      57,139

EXPENSES
	Brokerage fees (Morgan Stanley DW)		210,468	266,156
	Management fees	      	   52,617 	  66,539
	Administrative expenses		28,000	21,000
	Transaction fees and costs		     10,544    	         14,172

		   Total Expenses		   301,629	      367,867

NET INVESTMENT LOSS	   (191,336)	      (310,728)

TRADING RESULTS
Trading profit (loss):
	Realized			(310,845) 	933,939
	Net change in unrealized		   (260,881)	       (676,216)

    Total Trading Results		   (571,726)	        257,723

NET LOSS BEFORE MINORITY INTEREST	                            (763,062)	             (53,005)

Less:  Minority Interest		        (8,448)	               (807)

NET LOSS		   (754,614)	          (52,198)

NET LOSS ALLOCATION

	Limited Partners                                                  		  (744,063)           	      (51,545)
	General Partner                                                   		               (10,551)	    (653)

NET LOSS PER UNIT

	Limited Partners                (68.50)                               (4.24)
	General Partner              (68.50)                               (4.24)







The accompanying notes are an integral part of these consolidated financial statements.



       <table> DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2005 and 2004
	(Unaudited)




	  Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	   Total
		$	$	   $

Partners? Capital,
	December 31, 2003	   12,918.544	26,207,748	          316,250	              26,523,998

Net Loss                   	?		(51,545)	(653)	(52,198)

Redemptions                                                       (248.946)	 (512,628)                ?      	   (512,628)

Partners? Capital,
	March 31, 2004	             12,669.598	25,643,575	315,597	  25,959,172




Partners? Capital,
	December 31, 2004	   11,303.801	21,965,072	          303,439	              22,268,511

Net Loss                   	?		(744,063)	(10,551)	(754,614)

Redemptions	      (794.953)	 (1,531,299)                 ?      	  (1,531,299)

Partners? Capital,
	March 31, 2005  	          10,508.848	  19,689,710	  292,888	 19,982,598













The accompanying notes are an integral part of these consolidated financial statements.


       <table> 	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)





	          For the Quarters Ended March 31,

	      2005     	      2004
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(754,614)	(52,198)
Noncash item included in net loss:
	Net change in unrealized	260,881	676,216

Increase in operating assets:
	Interest receivable (Morgan Stanley DW)	(4,911)   	(61)
	Net option premiums	?  	(11,000)

Increase (decrease) in operating liabilities:
	Accrued administrative expenses	12,940	(63,848)
	Accrued brokerage fees (Morgan Stanley DW)	(8,884)	(2,626)
	Accrued management fees	      (2,220)	             (657)

Net cash provided by (used for) operating activities	   (496,808)	       545,826


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid from redemptions of Units	   (1,890,942)	    (731,404)
Decrease in minority interest	          (8,448)	            (807)

Net cash used for financing activities	  (1,899,390)	     (732,211)

Net decrease in cash	(2,396,198)	(186,385)

Balance at beginning of period	   22,881,606	   26,475,763

Balance at end of period	  20,485,408	   26,289,378






	The accompanying notes are an integral part of these consolidated financial statements.



       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

The unaudited consolidated financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Principal Plus Fund L.P. (the ?Partnership?). The consolidated financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2004 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year?s financial statements to conform to the current year presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

1.  Organization
The Partnership is a Delaware limited partnership organized in 1989 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests (collectively, ?Futures Interests?).

From February 1, 1996 through August 31, 2003 (the ?Guarantee
Period?), the Partnership had approximately 80% of its assets

       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

invested in zero-coupon United States Treasury Securities (the ?Yield Pool?) and its remaining assets were invested in Futures Interests. On August 31, 2003, the Yield Pool was liquidated and the proceeds from its liquidation were invested in and will continue to be invested in Futures Interests without any guarantee with respect to the net asset value per unit of limited partnership interest (?Unit(s)?) at any future date.

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

2.  Revenue Recognition
Prior to the end of the Guarantee Period, the Yield Pool was valued at cost plus accreted interest with the accumulated unrealized gain (loss) on the zero-coupon U.S. Treasury Securities separately disclosed. The quarter-to-date change in the Yield Pool?s market value was reflected in the Consolidated Statements

       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of Operations. The Consolidated Statements of Financial Condition and the Consolidated Statements of Operations have been reconciled to reflect net assets, net asset value per Unit, and net loss in accordance with the terms of the Limited Partnership Agreement.

3.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays interest income on 100% and 90% of the Partnership?s and the Trading Company?s, respectively, average daily Net Assets as defined in the Limited Partnership Agreement for the month at a prevailing rate on U.S. Treasury bills. The Partnership pays brokerage fees to Morgan Stanley DW.

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Consolidated Statements of Financial Condition, and their longest contract maturities were as follows:


	Net Unrealized Gains/(Losses)
	  on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded 	 Traded 	Total	 Traded 	 Traded
	  $	   $	  $
Mar. 31, 2005	(93,815)	(9,342)	(103,157)	Sep. 2005	Jun. 2005
Dec. 31, 2004	      140,369	17,355	157,724	Mar. 2005	Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected

       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

in the Partnership?s Consolidated Statements of Financial
Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $20,391,593 and $23,021,975 at March 31, 2005 and December 31, 2004, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount

       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

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

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership?s assets.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of
       the Partnership during the period in question. Past
performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 12 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Consolidated Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.
For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income totaling $(461,433), expenses totaling $301,629, and minority interest of $8,448, resulting in a net loss of $754,614 for the quarter ended March 31, 2005. The Partnership?s net asset value per Unit decreased from $1,970.00 at December 31, 2004 to $1,901.50 at March 31, 2005.

The most significant trading losses of approximately 1.6% were incurred in the currency markets from positions in U.S. dollar versus various foreign currencies, as well as positions in the U.S. dollar index as the value of the U.S. dollar moved without consistent direction throughout most of the quarter. During January, short U.S. dollar positions versus the euro and South African rand resulted in losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in U.S. trade deficit data, and speculation for higher U.S. interest rates. Additional losses resulted during January from long positions in the Singapore dollar, versus the U.S. dollar as the U.S. dollar advanced further due to expectations that the Chinese government would announce postponement of Chinese yuan-revaluation for the foreseeable future. Short positions in the euro, Singapore dollar, and South African rand versus the U.S. dollar experienced losses during
       February as the U.S. dollar?s value declined amid news of disappointing U.S. economic data and proposed U.S. dollar reductions in foreign central bank currency reserves. Finally, losses resulted during March from long positions in the euro and Singapore dollar versus the U.S. dollar, as well as from short positions in the U.S. dollar index, after the value of the U.S. dollar reversed sharply higher leading up to and after the increase in interest rates by the U.S. Federal Reserve. The value of the U.S. dollar strengthened further following the release of a larger-than-expected increase in February consumer prices. Within the global stock index futures markets, losses of approximately 1.2% were recorded in January from long positions in U.S. equity index futures as prices finished the month lower amid weak consumer confidence data, concerns regarding U.S. interest rate policy, and the potential for corporate profit growth to slow down. Further losses were experienced during March from long positions in U.S. equity index futures after prices moved lower early in the month amid concerns about the growing U.S. trade deficit, inflation fears, and a surge in crude oil prices. Additional losses of approximately 0.1% were experienced in the agricultural markets, primarily during January and March, from long futures positions in corn after prices decreased amid a stronger U.S. dollar and technically-based selling. In the global interest rate futures markets, losses of approximately 0.1% were recorded during February from long positions in long-term U.S. bond futures as prices declined in
       response to positive unemployment data from the U.S.
Department of Labor. Then, later in the month, further losses were incurred from long positions as prices moved lower after Federal Reserve Chairman Alan Greenspan?s congressional testimony, which supported Wall Street expectations for more interest rate hikes. Additional losses were recorded from long positions in European interest rate futures as prices declined in tandem with the U.S. fixed-income markets and better-than-expected German economic data. During March, losses were recorded from short European interest rate futures positions as prices increased amid strength in the euro early in the month as investors feared that continued strength in the euro could restrict foreign exports. Prices were also pushed higher on the outlook that Europe may continue to maintain a low-interest rate environment and economic concerns stemming from surging energy prices. Smaller losses of approximately 0.1% resulted in the metals sector, primarily during January, from long futures positions in zinc as prices weakened on renewed strength in the U.S. dollar, lower equity prices, and news of a drop in Chinese demand. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 0.2% achieved in the energy markets, primarily during February and March, from long positions in crude oil and its related products as prices trended higher amid news of increased demand from China, fears of terror attacks against production facilities in the Middle East, cold weather in the Northeastern U.S., and predictions from analysts
       at Goldman Sachs that oil prices could reach $105 a
barrel. Further gains were experienced from long positions in natural gas as prices moved higher in tandem with crude oil prices.


For the Quarter Ended March 31, 2004
The Partnership recorded total trading results including interest income totaling $314,862, expenses totaling $367,867, and minority interest of $807, resulting in a net loss of $52,198 for the quarter ended March 31, 2004. The Partnership?s net asset value per Unit decreased from $2,053.17 at December 31, 2003 to $2,048.93 at March 31, 2004.

The most significant trading losses of approximately 0.8% were experienced in the currency markets, primarily during March.
Long cross rate positions in the Swiss franc and the Australian dollar - both versus the Japanese yen - resulted in losses as the yen?s value reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. During January, long positions in the Mexican peso versus the U.S. dollar incurred losses as the peso?s value fell under pressure from declining Mexican interest rates and U.S. dollar weakness against the euro. Smaller currency losses were experienced from long positions in the U.S. dollar index as the dollar?s value declined due to reduced Bank of Japan intervention activity. A portion of the Partnership?s overall losses for the quarter was
       offset by gains of approximately 0.7% recorded in the global interest rate markets, primarily during February, from long positions in European and U.S. interest rate futures.
Global bond prices rallied after government central banks, such as the European Central Bank and U.S. Federal Reserve, reported no need to raise interest rates due to a lack of inflation. Additional gains of approximately 0.7% were recorded in the global stock index markets during January and February. Long U.S. stock index futures positions profited in January as U.S. equity prices moved higher in response to positive company earnings reports and signs of growing U.S. consumer confidence. Further gains were experienced during February from long positions as global equity prices continued to advance amid upbeat corporate profit reports, merger and acquisition activity, and a low-interest rate environment.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is
       accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS &
Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors?
       section and significantly exceed the Value at Risk (?VaR?)
tables disclosed.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves
       constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at March 31, 2005 and 2004. At March 31, 2005 and 2004, the Partnership?s total capitalization was approximately $20 million and $26 million, respectively.

Primary Market             March 31, 2005        March 31, 2004
Risk Category	  	        Value at Risk        Value at Risk

Interest Rate	(1.36)%	(0.73)%
Equity	(1.01)	(1.13)
Currency	(0.11)	(0.26)
Commodity	(0.24)	(0.20)
Aggregate Value at Risk	(1.66)%	(1.10)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market
       category.  The Aggregate Value at Risk listed above
represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005.

Primary Market Risk Category        High      Low      Average
Interest Rate	(1.36)%	(0.32)%	(0.65)%
Equity	(1.54)	(0.79)	(1.16)
Currency	(0.27)	(0.11)	(0.17)
Commodity	(0.40)	(0.02)	(0.19)
Aggregate Value at Risk	(1.66)%	(0.93)%	(1.30)%


Limitations on Value at Risk as an Assessment of Market Risk

VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks;
       reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio
assets.  However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an
       aggregate basis at March 31, 2005, and for the four
quarter-end reporting periods from April 1, 2004 through March 31, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion
(approximately 100% as of March 31, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-
       sensitive instruments, in relation to the Partnership?s net assets.

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

       The following were the primary trading risk exposures of the Partnership at March 31, 2005 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at March 31, 2005 was to the global interest rate sector. Exposure was primarily spread across the U.S., European, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability.
The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. The second largest market exposure of the Partnership at March 31, 2005 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2005, the Partnership?s primary exposures were to the S&P 500 (U.S.), NASDAQ 100 (U.S.), Nikkei (Japan), and DAX (Germany) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., Japanese, and European stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Currency. The third largest market exposure of the Partnership at March 31, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates ? i.e., positions between two currencies other than the U.S. dollar. At March 31, 2005, the Partnership?s major exposures were to the euro, Norwegian krone, Australian dollar, and New Zealand dollar currency crosses, as well as to outright U.S. dollar positions.
       Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.
Commodity
Energy. At March 31, 2005, the Partnership had market exposure in the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.
Natural gas has exhibited volatility in price resulting from weather patterns, and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. At March 31, 2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the cotton, corn, and soybean markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

       Metals.  At March 31, 2005, the Partnership had
market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as copper and nickel. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposures of the Partnership at March 31, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2005 were in Singapore dollars, Australian dollars, euros, Japanese yen, New Zealand dollars, South African rand, Swiss francs, and British pounds. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially
       the same manner in all market categories traded.  Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instruments cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

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

(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION


Item 5.  OTHER INFORMATION
Departure of Directors or Principal Officers; Election of
Directors; Appointment of Principal Officers.

At a meeting of the Board of Directors of Demeter held on March 30, 2005, the following Directors of Demeter resigned, and the Board of Directors accepted such resignations effective May 1, 2005: Ms. Louise M. Wasso-Jonikas and Messrs. Raymond A. Harris, Todd Taylor, and William D. Seugling.

At that March 30, 2005 meeting of the Board of Directors of Demeter, the Board of Directors elected two new Directors effective May 1, 2005, subject to approval by and registration with the National Futures Association: Ms. Shelley Hanan and Mr.
Harry Handler.


Item 6.  EXHIBITS

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

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      Dean Witter Principal Plus Fund L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

May 16, 2005          By:  /s/Kevin Perry
                              Kevin Perry
                              Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.
















DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6