Form 10-Q
period 2005-06-30
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 2005-08-15
CIK 854915

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2005




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Consolidated Statements of Financial Condition as of
	June 30, 2005 (Unaudited) and December 31, 2004...............2

	Consolidated Statements of Operations for the Three and
	Six Months Ended June 30, 2005 and 2004 	(Unaudited)...........3

	Consolidated Statements of Changes in Partners? Capital for
the Six Months Ended June 30, 2005 and 2004 (Unaudited).......4

	Consolidated Statements of Cash Flows for the Six
	Months Ended June 30, 2005 and 2004 (Unaudited)...............5

	Notes to Consolidated Financial Statements (Unaudited).....6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations........13-26

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk..........................................27-40

Item 4.	Controls and Procedures.................................40


PART II. OTHER INFORMATION

Item 5.	Other Information.......................................41

Item 6.	Exhibits.............................................41-42



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	                          June 30,	     December 31,
                      2005      	    2004
	                      $	    $
	                        (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	19,714,864	22,881,606

	Net unrealized gain on open contracts (MS & Co.)	63,904   	       188,733
	Net unrealized loss on open contracts (MSIL)	     (30,299)	      (31,009)


	     Total net unrealized gain on open contracts	       33,605	      157,724

	     Total Trading Equity	19,748,469	  23,039,330

Interest receivable (Morgan Stanley DW)	        42,006	        36,748

	     Total Assets	 19,790,475	 23,076,078

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	258,010	579,359
Accrued administrative expenses	109,729	119,556
Accrued brokerage fees (Morgan Stanley DW)	65,602	76,522
Accrued management fees  	       16,401	       19,130

	     Total Liabilities	     449,742	      794,567

Minority Interest	         5,582	        13,000

Partners? Capital
Limited Partners (9,943.885 and
      11,149.771 Units, respectively)	19,040,219	21,965,072
General Partner (154.030 Units)	       294,932	     303,439

	     Total Partners? Capital	   19,335,151  	 22,268,511

	     Total Liabilities and Partners? Capital	   19,790,475	 23,076,078


NET ASSET VALUE PER UNIT 	      1,914.77	       1,970.00




	The accompanying notes are an integral part of these consolidated financial statements.


	       <table> DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                 For the Three Months	                           For the Six Months
  	                Ended June 30,     	                            Ended June 30,

                        2005   	         2004    	      2005   	    2004
                                                                                     $	                 $		         $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   125,175		      56,483 		   235,468		          113,622

EXPENSES
	Brokerage fees (Morgan Stanley DW)	198,334	250,826	408,802		516,982
	Management fees	49,583      	    62,706	102,200 		   129,245
	Administrative expenses	32,000	23,000	60,000		44,000
	Transaction fees and costs	         8,941	         8,814    	    19,485		        22,986

		   Total Expenses 	     288,858	     345,346	   590,487		       713,213

NET INVESTMENT LOSS 	    (163,683)	    (288,863)	  (355,019)		     (599,591)

TRADING RESULTS
Trading profit (loss):
	Realized	162,723 	(552,581)	(148,122)		381,358
	Net change in unrealized	     136,762	      (41,491) 	  (124,119)	   	   (717,707)

		  Total Trading Results	     299,485	    (594,072)	   (272,241)		      (336,349)

NET INCOME (LOSS) BEFORE
 MINORITY INTEREST	135,802	        (882,935)	(627,260)		     (935,940)

Less:  Minority Interest	         1,030	       (9,558)	     (7,418)		     (10,365)

NET INCOME (LOSS)	    134,772	   (873,377)	   (619,842)		   (925,575)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	132,728	  (862,751)	(611,335)		(914,296)
	General Partner 	2,044	(10,626)		(8,507)	(11,279)

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  	  13.27                      (68.98)	(55.23)		(73.22)
	General Partner                                                   	  13.27                      (68.98)		(55.23)	(73.22)





The accompanying notes are an integral part of these consolidated financial statements.



       <table> DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2005 and 2004
	(Unaudited)




	  Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	   Total
		$	$	   $

Partners? Capital,
	December 31, 2003	   12,918.544	26,207,748	          316,250	              26,523,998

Net Loss                   	?		(914,296)	(11,279)	(925,575)

Redemptions	   (569.383)	 (1,147,738)                ?      	(1,147,738)

Partners? Capital,
	June 30, 2004	  12,349.161	  24,145,714	  304,971	  24,450,685




Partners? Capital,
	December 31, 2004	   11,303.801	21,965,072	          303,439	              22,268,511

Net Loss                   	?		(611,335)	(8,507)	(619,842)

Redemptions	   (1,205.886)	 (2,313,518)                ?      	  (2,313,518)

Partners? Capital,
	June 30, 2005	  10,097.915	  19,040,219	  294,932	 19,335,151











The accompanying notes are an integral part of these consolidated financial statements.


       <table> 	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)




	    For the Six Months Ended June 30,

	      2005     	      2004
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(619,842)	(925,575)
Noncash item included in net loss:
		Net change in unrealized	124,119	717,707

(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	(5,258)	1,355
		Net option premiums	?   	(11,000)

Decrease in operating liabilities:
		Accrued administrative expenses	(9,827)	(47,836)
		Accrued brokerage fees (Morgan Stanley DW)	(10,920)	(7,548)
		Accrued management fees	     (2,729)	     (1,887)

Net cash used for operating activities	  (524,457)	   (274,784)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid from redemptions of Units	(2,634,867)	(1,318,698)
Decrease in minority interest	        (7,418)	        (10,365)

Net cash used for financing activities	   (2,642,285)	   (1,329,063)

Net decrease in cash	(3,166,742)	(1,603,847)

Balance at beginning of period	   22,881,606	   26,475,763

Balance at end of period	  19,714,864	   24,871,916




	The accompanying notes are an integral part of these consolidated financial statements.



       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

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

2.  Revenue Recognition
Prior to the end of the Guarantee Period, the Yield Pool was valued at cost plus accreted interest with the accumulated unrealized gain (loss) on the zero-coupon U.S. Treasury Securities separately disclosed. The quarter-to-date change in the Yield Pool?s market value was reflected in the Consolidated Statements of Operations.
       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Consolidated Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains
	  on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded 	 Traded 	Total	 Traded 	 Traded
	  $	   $	  $
Jun. 30, 2005	27,232	6,373	33,605	Dec. 2005	Sep. 2005
Dec. 31, 2004	      140,369	17,355	157,724	Mar. 2005	Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Consolidated Statements of Financial
Condition.







       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $19,742,096 and $23,021,975 at June 30, 2005 and December 31, 2004, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open

       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of
       the Partnership during the period in question. Past
performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2005
The Partnership recorded total trading results including interest income totaling $424,660, expenses totaling $288,858, and minority interest of $1,030, resulting in net income of $134,772 for the three months ended June 30, 2005. The Partnership?s net asset value per Unit increased from $1,901.50 at March 31, 2005 to $1,914.77 at June 30, 2005.

The most significant trading gains of approximately 1.7% were recorded in the global interest rate sector from long positions in European interest rate futures. Price moved higher throughout the quarter on concerns for euro-zone economic growth, speculation for reductions in European interest rates by the European Central Bank, and rejections of a proposed European Union constitution. Elsewhere in the global interest rate sector, smaller gains were recorded during May from long positions in U.S. interest rate futures as prices increased due to market speculation that certain hedge funds may have experienced relatively significant losses and strength in the U.S. dollar. Additional gains of 0.6% were experienced in the currency markets during May and June from short positions in the euro and Swiss franc versus the U.S. dollar as the values of these currencies weakened in response to the rejection of the
       European Union constitution, as well as the release of disappointing European economic data. Smaller gains were recorded from short positions in the euro against the Norwegian krone as the value of the euro declined against most of its rivals. Short foreign currency positions and long positions in the U.S. dollar index also benefited from an advancing U.S. dollar supported by China?s reluctance to move towards a flexible yuan exchange rate, better-than-expected U.S. trade statistics, and the ninth consecutive quarter-point interest rate hike by the U.S. Federal Reserve. Additional gains of approximately 0.2% were achieved in the global stock indices, primarily during May, from long positions in U.S. equity index futures as prices finished higher on strong U.S. inflation data and strength in the technology sector. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 0.6% experienced in the energy markets during April and June from positions in crude oil and its related products, and natural gas. During April, long positions incurred losses after prices reversed lower amid greater refinery production, slower demand growth, and weaker economic growth. Losses also resulted from long positions in natural gas as prices declined with crude oil prices. During June, losses stemmed from futures positions in crude oil and its related products, and natural gas. Short natural gas positions experienced losses as prices reversed higher on supply worries caused by a tropical storm in the Gulf of Mexico. Short crude oil positions also experienced losses after prices increased due
       to news of weak supply.  Further losses were recorded later in June from newly established long crude oil positions as prices reversed sharply lower in response to news of rising U.S. oil supplies. Additional losses of approximately 0.2% were experienced in the metals markets during April from long positions in nickel and copper as prices fell due to news of an increase in supply and fears that a slowing global economy will weaken demand. Further losses were experienced during June from short futures positions in copper as prices reversed higher and touched a sixteen-year high after the U.S. dollar temporarily weakened in the wake of a softer-than-expected U.S. employment report. Smaller losses of approximately 0.2% were experienced in the agricultural sector from futures positions in corn, soybeans, and soybean related products as prices moved without consistent direction throughout the quarter due to conflicting news regarding supply and demand.

The Partnership recorded total trading results including interest income totaling $(36,773), expenses totaling $590,487, and minority interest of $7,418, resulting in a net loss of $619,842 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $1,970.00 at December 31, 2004 to $1,914.77 at June 30, 2005.

The most significant trading losses of approximately 1.1% were recorded in the currency markets during the first quarter from positions in various foreign currencies versus the U.S. dollar,
       as well as in outright positions in the U.S. dollar index.
 During January, short U.S. dollar positions versus the South African rand resulted in losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in U.S. trade deficit data, and speculation for higher U.S. interest rates. Additional losses resulted during January from long positions in the Singapore dollar versus the U.S. dollar as the U.S. dollar advanced due to the reluctance of the Chinese government to revalue the yuan. During February, short positions in the euro and Singapore dollar versus the U.S. dollar experienced losses as the U.S. dollar declined amid news of disappointing U.S. economic data and proposed U.S. dollar reductions in foreign central bank currency reserves. Losses also resulted during March from long positions in the Singapore dollar and euro versus the U.S. dollar, as well as from outright short positions in the U.S. dollar index. Losses continued into April from short positions in the South African rand versus the U.S. dollar as the value of the U.S. dollar declined versus the rand on speculation that China will remove its fixed peg rate to the U.S. dollar and on renewed doubts about the long-term sustainability of U.S economic growth. Within the global stock index futures markets, losses of approximately 1.0% were recorded in January from long positions in U.S. equity index futures as prices finished the month lower amid weak consumer confidence data, concerns regarding U.S. interest rate policy, and the potential for corporate profit growth to slow down. Further
       losses were experienced during March from long positions in the U.S. equity index futures after prices moved lower early in the month amid concerns about the growing U.S. trade deficit, inflation fears, and a surge in crude oil prices. In April, losses were experienced from long positions in U.S. stock index futures as prices declined sharply towards the beginning of the month on concerns for economic growth. Consistently weak global economic data, as well as the weaker-than-expected U.S. Gross Domestic Product data, resulted in prices continuing their decline throughout the second half of April, causing additional losses from long positions. Losses of approximately 0.4% were incurred in the energy markets primarily during the second quarter from positions in unleaded gasoline, crude oil, and natural gas. During April, long positions incurred losses after prices reversed lower amid greater refinery production, slower demand growth, and weaker economic growth. Losses also resulted from long positions in natural gas as prices declined with crude oil prices. During June, losses stemmed from futures positions in crude oil and its related products, and natural gas. Short natural gas positions experienced losses as prices reversed higher on supply worries caused by a tropical storm in the Gulf of Mexico. Short crude oil positions also experienced losses after prices increased due to news of weak supply. Partnership losses of approximately 0.3% were recorded in the agricultural markets throughout a majority of the year from positions in corn.
 During January, March, and April, long positions resulted in
       losses after prices declined amid a stronger U.S. dollar, technically-based selling, improved crop conditions, and reduced foreign demand. Short positions held during May resulted in losses as prices increased due to weather-related concerns. During June, newly established long positions incurred losses as prices moved lower on news of increased supply. Smaller losses of approximately 0.2% occurred in the metals markets from positions in base metals. During January, long positions in copper, zinc, and nickel incurred losses after prices weakened on renewed strength in the U.S. dollar, lower equity prices, and news of a drop in Chinese demand. During April and May, long positions in base metals finished with losses after prices fell due to news of increases in supply, fears that a slowing global economy would weaken demand, and a stronger U.S. dollar. During June, short futures positions in copper experienced losses as prices reversed higher. A portion of the Partnership?s losses was offset by gains of approximately 1.6% achieved in the global interest rate markets primarily during the second quarter from long positions in European interest rate futures as prices trended higher amid concerns for euro-zone economic growth, speculation for reductions in European interest rates by the European Central Bank, and rejections of a proposed European Union constitution.


       For the Three and Six Months Ended June 30, 2004
The Partnership recorded total trading results including interest income totaling $(537,589), expenses totaling $345,346, and minority interest of $9,558, resulting in a net loss of $873,377 for the three months ended June 30, 2004. The Partnership?s net asset value per Unit decreased from $2,048.93 at March 31, 2004 to $1,979.95 at June 30, 2004.

The most significant trading losses of approximately 1.4% were incurred in the global interest rate markets, primarily during April, from long U.S., European, and Australian interest rate futures positions as global fixed income prices tumbled following the release of stronger-than-expected U.S. economic data. Losses were also recorded during June from long positions in Japanese government bond futures as prices decreased due to rising yields and an improving Japanese economy. Additional losses of approximately 0.5% resulted in the currency markets during April from long positions in the Japanese yen against the U.S. dollar as the U. S. dollar surged during the month following the above-mentioned U.S. jobs data report. The yen also came under pressure following efforts by the Japanese government to weaken the yen by intervening in the currency markets. Additional losses were recorded from long positions in the Singapore dollar versus the U.S. dollar as the value of the Singapore dollar moved lower in tandem with the value of the Japanese yen. Smaller currency losses were incurred on short U.S. dollar positions
       against the South African rand during April as the U.S.
dollar benefited from rising U.S. interest rates and the perception that the U.S. economy was experiencing a sustainable recovery. During May, long positions in the U.S. dollar versus the South African rand resulted in additional losses as the commodity-linked rand reversed higher in response to rising gold prices. Partnership losses of approximately 0.3% stemmed from the agricultural markets as long futures positions in corn experienced losses during April due to a price decline spurred by news of lower U.S. exports and increased plantings in the U.S. Corn Belt. During May, newly established short positions in corn also incurred losses as prices moved higher during the final week of the month due to delayed planting caused by inclement weather.


The Partnership recorded total trading results including interest income totaling $(222,727), expenses totaling $713,213, and minority interest of $10,365, resulting in a net loss of $925,575 for the six months ended June 30, 2004. The Partnership?s net asset value per Unit decreased from $2,053.17 at December 31, 2003 to $1,979.95 at June 30, 2004.

The most significant trading losses of approximately 1.3% were experienced in the currency markets, primarily during March. Short cross-rate positions in the Japanese yen versus the Swiss franc resulted in losses as the yen?s value reversed higher due
       to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. Long positions in the U.S. dollar index futures were also unprofitable as the U.S. dollar?s value declined due to the reduction in the Bank of Japan intervention activity. During April, losses were incurred from newly established long positions in the Japanese yen and Singapore dollar versus the U.S. dollar as the U.S. dollar surged following the release of stronger-than-expected U.S. jobs data and efforts by the Japanese government to weaken the yen by intervening in the currency markets. In June, losses were incurred from short positions in the yen against the Swiss franc and the U.S. dollar as the value of the yen moved lower due to investor concern regarding a possible interest rate hike by the Bank of Japan. Losses were also incurred on short U.S. dollar positions against the South African rand, as the U.S. dollar benefited from rising U.S. interest rates and the perception that the U.S. economy was experiencing a sustainable recovery. In the global interest rate markets, losses of approximately 0.6% were incurred during January from long positions in Australian interest rate futures as prices moved lower in sympathy with U.S. fixed income prices after the U.S. Federal Reserve hinted at possible rate increases.
 Further losses were experienced in April from long Australian interest rate futures positions as prices tumbled following the release of stronger-than-expected U.S. jobs data. Additional losses stemmed from positions in Japanese government bond futures during June as prices first decreased due to rising yields and an
       improving Japanese economy and then increased sharply after the Bank of Japan voted to maintain interest rates close to zero. A portion of the Partnership?s losses for the first six months of the year was offset by gains of approximately 0.6% achieved in the global stock index markets. Long positions in S&P 500 Index futures recorded gains as equity prices moved higher in response to positive company earnings reports, in addition to signs of growing U.S. consumer confidence during January. Further gains were recorded from long positions during February as global equity prices advanced amid upbeat corporate profit reports, merger and acquisition activity, and a low-interest rate environment.











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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2005 and 2004. At June 30, 2005 and 2004, the Partnership?s total capitalization was approximately $19 million and $24 million, respectively.

Primary Market              June 30, 2005        June 30, 2004
Risk Category	  	        Value at Risk        Value at Risk

Interest Rate	(1.36)%	(0.32)%
Equity	(1.17)	(1.54)
Currency	(0.21)	(0.11)
Commodity	(0.27)	(0.02)
Aggregate Value at Risk	(1.67)%	(1.39)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005.

Primary Market Risk Category        High      Low      Average
Interest Rate	(1.36)%	(0.34)%	(0.91)%
Equity	(1.30)	(0.79)	(1.06)
Currency	(0.27)	(0.11)	(0.19)
Commodity	(0.40)	(0.10)	(0.25)
Aggregate Value at Risk	(1.67)%	(0.93)%	(1.37)%


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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an
       aggregate basis at June 30, 2005, and for the four quarter-
end reporting periods from July 1, 2004 through June 30, 2005.
VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 98% as of June 30, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

       The following were the primary trading risk exposures of the Partnership at June 30, 2005 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at June 30, 2005 was to the global interest rate sector. Exposure was primarily spread across the New Zealand, U.S., European, Australian, Japanese, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia and New Zealand. Demeter anticipates that the G-7 countries, Australian, and New Zealand?s interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments.
       Consequently, changes in short, medium, or long-term
interest rates may have an effect on the Partnership.

Equity. The second largest market exposure of the Partnership at June 30, 2005 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2005, the Partnership?s primary exposures were to the S&P 500 (U.S.), DAX (Germany), NIKKEI 225 (Japan), and NASDAQ 100 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. At June 30, 2005, the Partnership had market exposure to the currency sector. Exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates ? i.e., positions between two currencies other than the U.S. dollar. At June 30, 2005, the Partnership?s major exposures were to the euro, Norwegian krone, Australian dollar, New Zealand
       dollar, Swiss franc, and Japanese yen currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future. Commodity.
Energy. The third largest market exposure of the Partnership at June 30, 2005 was to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns, and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. At June 30, 2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the cocoa, live cattle, lean hogs, cotton, soybeans, soybean oil, and coffee markets. Supply and demand inequalities, severe weather
       disruptions, and market expectations affect price
movements in these markets.

Metals. At June 30, 2005, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as nickel and copper. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2005 were in South African rand, Canadian dollars, New Zealand dollars, Norwegian krone, Australian dollars, Japanese yen, British pounds, and Swiss franc. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION


Item 5.  OTHER INFORMATION
Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Harry Handler and Ms. Shelley Hanan were approved as Directors of Demeter by the National Futures Association as of May 12, 2005 and June 30, 2005, respectively.

Item 6.  EXHIBITS

3.01	Amended and Restated Limited Partnership Agreement of the
Partnership, dated as of August 29, 1995, is incorporated
by reference to Exhibit 3.01 and Exhibit 3.02 of the Partnership?s Registration Statement (File No. 33-95414)
on Form S-1.
10.01	Amended and Restated Management Agreement among the
Partnership, Demeter, and SSARIS Advisors, LLC (formerly
known as RXR, Inc.), dated as of December 29, 1995, is incorporated by reference to Exhibit 10.02 of the
Partnership?s Registration Statement (File No. 33?95414)
on Form S-1.
10.02	Amended and Restated Management Agreement between the
Partnership and Dean Witter Reynolds Inc., dated as of
December 29, 1995, is incorporated by reference to
Exhibit 10.01 of the Partnership?s Registration Statement
(File No. 33-95414) on Form S-1.
10.03	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of June 22,
2000, is incorporated by reference to Exhibit 10.01 of
the Partnership?s Form 8-K (File No. 0-18314) filed with
the Securities and Exchange Commission on November 13,
2001.
10.04	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership?s Form 8-K
(File No. 0-18314) filed with the Securities and Exchange Commission on November 13, 2001.

10.05	Customer Agreement between the Partnership and MS & Co.,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Form 8-K (File No.
0?18314) filed with the Securities and Exchange
Commission on November 13, 2001.
10.06	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the
Partnership?s Form 8-K (File No. 0-18314) filed with the Securities and Exchange Commission on November 13, 2001.
10.07	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership?s Form 8-K (File No. 0-18314)
filed with the Securities and Exchange Commission on
November 13, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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




                      Dean Witter Principal Plus Fund L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

August 15, 2005       By:  /s/Kevin Perry
                              Kevin Perry
                              Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.











DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6