Form 10-Q
period 2005-09-30
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 2005-11-10
CIK 854915

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005 or

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

Yes            No    X

Indicate by check-mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes___  No X


	       <table> DEAN WITTER PRINCIPAL PLUS FUND L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2005




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Consolidated Statements of Financial Condition as of
	September 30, 2005 (Unaudited) and December 31, 2004..........2

	Consolidated Statements of Operations for the Three and
	Nine Months Ended September 30, 2005 and 2004 	(Unaudited).....3

	Consolidated Statements of Changes in Partners? Capital for
the Nine Months Ended September 30, 2005 and 2004
(Unaudited)...................................................4

	Consolidated Statements of Cash Flows for the Nine
	Months Ended September 30, 2005 and 2004 (Unaudited)..........5

	Notes to Consolidated Financial Statements (Unaudited).....6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations........13-26

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk..........................................27-40

Item 4.	Controls and Procedures..............................40-41


PART II. OTHER INFORMATION

Item 6.	Exhibits................................................42



       <table>  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	                       September 30,	     December 31,
                                    2005      	    2004
	                      $	    $
	                        (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	18,636,051	22,881,606

	Net unrealized gain on open contracts (MS & Co.)	   33,252	       188,733
	Net unrealized loss on open contracts (MSIL)	       (11,532)	      (31,009)

	     Total net unrealized gain on open contracts	        21,720	      157,724

	     Total Trading Equity	18,657,771	  23,039,330

Interest receivable (Morgan Stanley DW)	        48,820	        36,748

	     Total Assets	 18,706,591	 23,076,078

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	337,605	579,359
Accrued administrative expenses	98,170	119,556
Accrued brokerage fees (Morgan Stanley DW)	62,028	76,522
Accrued management fees  	        15,508	       19,130

     Total Liabilities                            513,311	      794,567

Minority Interest	          2,481	        13,000

Partners? Capital
Limited Partners (9,499.974 and
   11,149.771 Units, respectively)	17,947,039	21,965,072
General Partner (129.030 and
    154.030 Units, respectively)	       243,760	     303,439

	     Total Partners? Capital	   18,190,799  	 22,268,511

	     Total Liabilities and Partners? Capital	   18,706,591	 23,076,078


NET ASSET VALUE PER UNIT 	       1,889.17	       1,970.00




	The accompanying notes are an integral part of these consolidated financial statements.


	       <table> DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                               For the Three Months	                             For the Nine
Months
  	             Ended September 30,     	          Ended September 30,

                                         2005   	         2004    	      2005   	    2004
                                             $	           $	         $ 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   144,625		      74,708 		   380,093		          188,330

EXPENSES
	Brokerage fees (Morgan Stanley DW)	191,066	237,840	599,868		754,822
	Management fees	      47,767	    59,460	 149,967		   188,705
	Administrative expenses	31,000	30,000	91,000		74,000
	Transaction fees and costs	    10,351	         8,884    	    29,836		         31,870

		   Total Expenses 	   280,184	     336,184	   870,671		     1,049,397

NET INVESTMENT LOSS 	   (135,559)	    (261,476)	   (490,578)		      (861,067)

TRADING RESULTS
Trading profit (loss):
	Realized	 (106,315)	(220,022)	(254,437)		161,336
	Net change in unrealized	    (11,885)	      102,649 	   (136,004)	   	   (615,058)
			(118,200)	(117,373)	(390,441)		(453,722)
Proceeds from Litigation Settlement	          ?    	          7,113		          ?    	         7,113

		  Total Trading Results	   (118,200)	     (110,260)	  (390,441)	                (446,609)

NET LOSS BEFORE
 MINORITY INTEREST	(253,759)	        (371,736)	(881,019)		     (1,307,676)
Less:  Minority Interest	     (3,100)	       (4,238)	   (10,518)	  	      (14,603)

NET LOSS	   (250,659)	   (367,498)	  (870,501)		   (1,293,073)

NET LOSS ALLOCATION

	Limited Partners	(247,332)	  (362,898)	(858,667)		(1,277,194)
	General Partner 	(3,327)	(4,600)                 (11,834)	(15,879)

NET LOSS PER UNIT

	Limited Partners                                                   (25.60)                    (29.87)	(80.83)		(103.09)
	General Partner                                                    	(25.60)                    (29.87)	(80.83)		(103.09)




The accompanying notes are an integral part of these consolidated financial statements.



       <table> DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2005 and 2004
	(Unaudited)




	  Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	   Total
		$	$	   $
Partners? Capital,
	December 31, 2003	   12,918.544	26,207,748	          316,250
26,523,998

Net Loss                   	?		(1,277,194)	(15,879)	(1,293,073)

Redemptions	   (1,109.672)	 (2,202,638)                ?      	(2,202,638)

Partners? Capital,
	September 30, 2004	  11,808.872	  22,727,916	  300,371	  23,028,287




Partners? Capital,
	December 31, 2004	   11,303.801	21,965,072	          303,439
22,268,511

Net Loss                   	?		(858,667)	(11,834)	(870,501)

Redemptions	   (1,674.797)	 (3,159,366)          (47,845)  	(3,207,211)

Partners? Capital,
	September 30, 2005	    9,629.004	  17,947,039	  243,760	  18,190,799














The accompanying notes are an integral part of these consolidated financial statements.


       <table> 	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)




	    For the Nine Months Ended September 30,

	      2005     	      2004
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(870,501)	(1,293,073)
Noncash item included in net loss:
		Net change in unrealized	136,004	615,058

Increase in operating assets:
		Interest receivable (Morgan Stanley DW)	(12,072)	(7,042)
		Net option premiums	 ?  	(11,000)

Decrease in operating liabilities:
		Accrued administrative expenses	(21,386)	(85,920)
		Accrued brokerage fees (Morgan Stanley DW)	(14,494)	(12,866)
		Accrued management fees	       (3,622)	     (3,217)

Net cash used for operating activities	   (786,071)	   (798,060)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid from redemptions of Units	(3,448,965)	(2,535,953)
Decrease in minority interest	      (10,519)	        (14,603)

Net cash used for financing activities	   (3,459,484)	   (2,550,556)

Net decrease in cash	(4,245,555)	(3,348,616)

Balance at beginning of period	   22,881,606	   26,475,763

Balance at end of period	   18,636,051	   23,127,147





	The accompanying notes are an integral part of these consolidated financial statements.


       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Consolidated Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains
	  on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded 	 Traded 	Total	 Traded 	 Traded
	  $	   $	  $
Sep. 30, 2005	       18,621	 3,099	21,720	Mar. 2006	Dec. 2005
Dec. 31, 2004	      140,369	17,355	157,724	Mar. 2005	Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Consolidated Statements of Financial
Condition.







       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $18,654,672 and $23,021,975 at September 30, 2005 and December 31, 2004, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open

       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 12 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these consolidated financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.
 The difference between their cost and market value is recorded on the Consolidated Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)?
when open positions are closed out. The sum of these amounts, along with the ?Proceeds from Litigation Settlement?, constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2005
The Partnership recorded total trading results including interest income totaling $26,425, expenses totaling $280,184, and minority interest of $3,100, resulting in a net loss of $250,659 for the three months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $1,914.77 at June 30, 2005 to $1,889.17 at September 30, 2005.

The most significant trading losses of approximately 2.7% were recorded in the global interest rate futures markets throughout the quarter from both long and short positions in U.S., European, and Canadian fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the United States and the European Union, and volatility in energy prices. Additional losses of approximately 0.4% were incurred in the currency markets during July from short positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar reversed higher due to strong investor sentiment about the future economic performance of Singapore. During August, losses were incurred from long U.S. dollar positions
       against the Singapore dollar, New Zealand dollar, and euro as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Additional losses stemmed from short euro cross-rate positions against the Norwegian krone after the euro?s value moved higher in response to U.S. dollar weakness. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 1.4% in the global stock indices sector, primarily during July from long positions in U.S. stock index futures as prices steadily rose throughout the month. Positive economic data pushed prices higher in the beginning of the month as the strong U.S. jobs number indicated that the world?s largest economy was undergoing strong growth. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a revaluation in the Chinese yuan would likely ease trade tensions between China and the U.S. During September, long Japanese stock index futures positions experienced gains as prices increased on positive comments from Bank of Japan Governor Toshihiko Fukui, who said that the Japanese economy was in the process of emerging from a soft patch. Additional gains of approximately 0.8% were experienced in the energy markets during August from long positions in natural gas futures as prices climbed higher after Hurricane Katrina struck the U.S. Gulf Coast, resulting in heavily damaged or destroyed refineries and production
       facilities. Further gains were experienced during
September from long positions in natural gas as prices continued to strengthen in response to concern for the long-term effects on supplies in the Gulf of Mexico after Hurricane Katrina. Also pushing prices higher was anticipation of strong demand in the coming winter months and fears for the approach of Hurricane Rita and the additional damage it could have caused to output in the Gulf of Mexico. In the agricultural markets, gains of approximately 0.2% were recorded during August and September from short futures positions in soybeans and soybean-related products as prices moved lower due to forecasts for supply increases spurred by moisture in parts of the U.S. growing regions.


The Partnership recorded total trading results including interest income totaling $(10,348), expenses totaling $870,671, and minority interest of $10,518, resulting in a net loss of $870,501 for the nine months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $1,970.00 at December 31, 2004 to $1,889.17 at September 30, 2005.

The most significant trading losses of approximately 1.4% were incurred in the currency markets primarily during the first and third quarters. During the first quarter, losses stemmed from long positions in the Singapore dollar versus the U.S. dollar as the U.S. dollar advanced due to expectations that the Chinese government would announce postponement of Chinese yuan
       revaluation for the foreseeable future.  Additional losses resulted during January from short U.S. dollar positions versus the South African rand and euro after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in U.S. trade deficit data, and speculation for higher U.S. interest rates. During February, short positions in the Singapore dollar and euro versus the U.S. dollar experienced losses as the U.S. dollar?s value declined amid news of disappointing U.S. economic data and proposed U.S. dollar reductions in foreign central bank currency reserves. Additional losses resulted during March from long positions in the Singapore dollar and euro versus the U.S. dollar, as well as from outright short positions in the U.S. dollar index, after the value of the U.S. dollar reversed sharply higher supported by market expectations for, and the eventual increase in the U.S. federal funds rate by the U.S. Federal Reserve. The value of the U.S. dollar strengthened further following the release of a larger-than-expected increase in February consumer prices. During the latter half of August and September, losses were incurred from long positions in the New Zealand dollar against the U.S. dollar as the value of the New Zealand dollar declined on fears for an economic slow-down in New Zealand during 2006. Smaller losses were incurred from long positions in the euro versus the U.S. dollar in September as the value of the euro was pulled down after the release of lower 2005 and 2006 growth estimates for the European economy and news that Germany?s incumbent Chancellor,
       Gerhard Schroeder, refused to concede defeat to the
opposition leader, Angela Merkel, in the days after the election. Finally, losses were incurred during July and August from positions in the Singapore dollar relative to the U.S. dollar. Within the global interest rates futures markets, losses of approximately 1.1% were recorded during the third quarter from positions in U.S. fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the United States and the European Union, and volatility in energy prices. In the metals markets, losses of approximately 0.2% occurred during the first quarter from long futures positions in nickel, copper, and zinc as prices declined in response to strength in the U.S. dollar, lower equity prices, and news of a drop in Chinese demand. Further losses were recorded in August and September from both long and short positions in nickel futures as ?whipsawing? in market prices resulted in trendless markets. Smaller losses of approximately 0.1% resulted in the agricultural markets from long futures positions in corn held during the first quarter after prices declined amid a stronger U.S. dollar and technically-based selling. Additional sector losses resulted from long futures positions in cocoa held during the third quarter as prices moved lower on new hopes for political stability in the Ivory Coast. A portion of the Partnership?s overall losses for the first nine months of the year was offset by gains of approximately 0.4% recorded in the global stock index
       markets, during July and August, from long positions in
Japanese equity index futures as prices trended higher on optimism about the future of the Japanese economy. Finally, during September, long Japanese stock index futures positions experienced gains as prices increased sharply on positive comments from Bank of Japan Governor Toshihiko Fukui, who said that the Japanese economy was in the process of emerging from a soft patch. Smaller Partnership gains of approximately 0.4% were recorded in the energy markets, primarily during March, August, and September, from long futures positions in natural gas.
During March, natural gas moved higher in tandem with crude oil as prices were bolstered after OPEC oil ministers stated that there were no plans to raise output at the March 16 meeting.
Also strengthening natural gas prices was a report by the Energy Information Administration stating that U.S. inventories of gasoline and heating oil measured significantly lower-than-expected. During the third quarter, profits were recorded as natural gas prices climbed higher on supply and demand concerns after Hurricane Katrina struck the Gulf of Mexico. Also pushing prices higher was anticipation of strong demand in the coming winter months and fears for the additional damage Hurricane Rita could have caused to output in the Gulf of Mexico.

For the Three and Nine Months Ended September 30, 2004
The Partnership recorded total trading results including interest income totaling $(35,552), expenses totaling $336,184,
       and minority interest of $4,238, resulting in a net loss of $367,498 for the three months ended September 30, 2004. The Partnership?s net asset value per Unit decreased from $1,979.95 at June 30, 2004 to $1,950.08 at September 30, 2004.

The most significant trading losses of approximately 1.4% were incurred in the global stock index markets, primarily during July, from long positions in S&P 500 Index futures as prices reversed lower early in the month due to the release of disappointing U.S. employment data, surging energy prices, and new warnings concerning potential terrorist attacks. Additional losses of approximately 0.8% were recorded in the currency markets throughout the quarter. During July, short cross-rate positions in the Australian dollar versus the Japanese yen incurred losses as the Australian currency reversed higher amid speculation for increases in Australian interest rates. During August, losses were experienced from short positions in the Japanese yen versus the U.S. dollar, Swiss franc, Australian dollar, and euro as the value of the yen moved higher due to stronger Japanese equity prices and the release of positive Japanese economic data. Newly established long positions in the Japanese yen versus the previously mentioned currencies also resulted in further losses during September as the yen declined due to Japan?s swelling national debt and a reversal of the U.S. dollar?s value in response to a hike in U.S. interest rates. In the metals markets, losses of approximately 0.2% were experienced, primarily during July and August, from long futures positions in base and precious metals after industrial metals prices declined amid a slowdown in demand from China, while precious metals prices fell amid a rebound in the value of
the U.S. dollar.   A portion of the Partnership?s overall losses
for the quarter was offset by gains of approximately 1.6% achieved in the global interest rates markets, primarily during August, from long positions in U.S. and European interest rate futures as prices moved higher in response to a surge in oil prices, a drop in equity prices, and a conflicted economic picture generated by U.S. economic reports. Additional gains of approximately 0.4% were recorded in the energy markets throughout the quarter from long futures positions in crude oil and its related products as prices trended higher reaching historical highs amid heavy market demand and concerns for supply.

The Partnership recorded total trading results including interest income totaling $(258,279), expenses totaling $1,049,397, and minority interest of $14,603, resulting in a net loss of $1,293,073 for the nine months ended September 30, 2004. The Partnership?s net asset value per Unit decreased from $2,053.17 at December 31, 2003 to $1,950.08 at September 30, 2004.

The most significant trading losses of approximately 2.1% were experienced in the currency markets from positions in the Japanese yen versus several major foreign currencies. These losses were experienced throughout the year from both long and short positions in the Japanese yen relative to the U.S. dollar, euro, Swiss franc, and Australian dollar as the value of the yen experienced significant price volatility due to conflicting economic data regarding a Japanese economic recovery, uncertainty regarding currency market intervention by the Bank of Japan, geopolitical concerns stemming from terror warnings and instability in Iraq, and speculation regarding the direction of U.S. and Japanese interest rates. Elsewhere in the currency markets, losses were incurred during September from short positions in the Mexican peso versus the U.S. dollar as the U.S. dollar reversed lower versus the peso amid perceptions that the U.S. Federal Reserve reformed their outlook regarding aggressive increases in interest rates. Additional losses of approximately 0.8% occurred in the global stock index markets, primarily during July, from long positions in S&P 500 Index futures as prices reversed lower early in July due to the release of disappointing U.S. employment data, surging energy prices, and new warnings concerning potential terrorist attacks. In the metals markets, losses of approximately 0.2% resulted from long futures positions in nickel as prices fell due to a strengthening of the U.S. dollar during January. Short nickel futures positions during May experienced further losses as prices increased due to a weaker U.S. dollar and strong Asian demand. During the third quarter, losses continued from long positions after industrial metals prices declined amid a slowdown in demand from China. Smaller
       losses of approximately 0.2% were experienced in the
agricultural markets from positions in cocoa and cotton as a result of ?whipsawing? in prices due to supply and demand concerns. A portion of the Partnership?s overall losses during the first nine months of the year was offset by gains of approximately 0.9% achieved in the global interest rates markets, primarily during the first and third quarters, from long positions in U.S. and European interest rate futures. During the first quarter, long positions benefited from a rally in bond prices sparked by low inflation and reduced concerns for increases in interest rates. During the third quarter, long positions profited as prices moved higher in response to a surge in oil prices, a drop in equity prices, and a conflicted economic picture generated by U.S. economic reports. Additional gains of approximately 0.4% were generated in the energy markets, primarily during the third quarter, from long futures positions in crude oil and its related products as prices trended higher reaching historical highs amid heavy market demand and supply concerns.






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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques
       and systems capabilities improve.  Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2005 and 2004. At
September 30, 2005 and 2004, the Partnership?s total capitalization was approximately $18 million and $23 million, respectively.

Primary Market           September 30, 2005    September 30, 2004
Risk Category	  	         Value at Risk        Value at Risk

Interest Rate	(2.89)%	(0.57)%
Equity	(1.22)	(0.79)
Currency	(0.15)	(0.17)
Commodity	(0.20)	(0.40)
Aggregate Value at Risk	(2.86)%	(0.93)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents
       the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005.

Primary Market Risk Category        High      Low      Average
Interest Rate	(2.89)%	 (0.34)%	(1.49)%
Equity	(1.30)	 (1.01)	(1.17)
Currency	(0.27)	 (0.11)	(0.18)
Commodity	(0.27)	 (0.10)	(0.20)
Aggregate Value at Risk	(2.86)%	 (1.22)%	(1.86)%


Limitations on Value at Risk as an Assessment of Market Risk

VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks; reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2005, and for the four quarter-
       end reporting periods from October 1, 2004 through September
30, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of September 30, 2005, such amount is equal to approximately 100% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

       The following were the primary trading risk exposures of the Partnership at September 30, 2005 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at September 30, 2005 was to the global interest rate sector. Exposure was primarily spread across the New Zealand, U.S., European, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia and New Zealand. Demeter anticipates that the G-7 countries, Australian, and New Zealand?s interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments.
       Consequently, changes in short, medium, or long-term
interest rates may have an effect on the Partnership.

Equity. The second largest market exposure of the Partnership at September 30, 2005 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2005, the Partnership?s primary exposures were to the S&P 500 (U.S.), DAX (Germany), Nikkei 225 (Japan), and SPI 200 (Australia) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. At September 30, 2005, the Partnership had market exposure to the currency sector. Exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates ? i.e., positions between two currencies other than the U.S. dollar. At September 30, 2005, the Partnership?s major
       exposures were to the euro, Norwegian krone, Australian dollar, and New Zealand dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Energy. The third largest market exposure of the Partnership at September 30, 2005 was to the energy sector.
The Partnership?s energy exposure was primarily to futures contracts in oil related products and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns, and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. At September 30, 2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposures were to the corn, live cattle, feeder cattle, soybeans, coffee, lean
       hogs, soybean meal, and cotton markets.  Supply and
demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. At September 30, 2005, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as nickel and copper. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2005 were in Canadian dollars, Australian dollars, British pounds, Norwegian krone, Japanese yen, euros, and South African rand. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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


Item 6.  EXHIBITS

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




                      Dean Witter Principal Plus Fund L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

November 14, 2005     By:  /s/Kevin Perry
                              Kevin Perry
                              Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.











DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6