Form 10-K
period 2005-12-31
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 2006-03-24
CIK 854915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2005 or

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

	Units of Limited Partnership Interest

	(Title of Class)
Indicate by check-mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes          No  X

Indicate by check-mark if the registrant
is not required to file reports pursuant
to Section 13 or Section 15(d) of the Act.  Yes          No  X

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No  _____

Indicate by check-mark if disclosure of
delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant?s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

Indicate by check-mark whether the registrant
 is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___  Accelerated filer____  Non-accelerated filer   X

Indicate by check-mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes       No  X

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant?s most recently completed second fiscal quarter:
$19,040,219 at June 30, 2005.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


<page <table> DEAN WITTER PRINCIPAL PLUS FUND L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2005
                              Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . 	. . . . . 1

Part I .

	Item 1. 	Business . . . . . . . . . . . . . . . . . . . . . . . . 2-5

	Item 1A.	Risk Factors . . . . . . . . . . . . . . . . . . . . . . 6-7

	Item 1B.	Unresolved Staff Comments. . . . . . . . . . . . . . . .   7

	Item 2. 	Properties . . . . . . . . . . . . . . . . . . . . . . . . 7

	Item 3. 	Legal Proceedings . . . . . . . . . . . . . . . . . . . .  7

	Item 4. 	Submission of Matters to a Vote of Security Holders . . .  7
Part II.

	Item 5. 	Market for the Registrant's Partnership Units
			and Related Security Holder Matters . . . . . . . . . . .  8

	Item 6. 	Selected Financial Data . . . . . . . . . . . . . . . . .  9

	Item 7. 	Management's Discussion and Analysis of Financial
				Condition and Results of Operations . . . . . . . . . .10-27

	Item 7A.	Quantitative and Qualitative Disclosures About
				Market Risk . . . . . . . . . . . . . . . . . . . . .  28-42

	Item 8. 	Financial Statements and Supplementary Data . . . . . . . 43

	Item 9.		Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure . . . . . . . . . . . 43

	Item 9A.		Controls and Procedures . . . . . . . . . . . . . . . .44-47

	Item 9B.	Other Information . . . . . . . . . . . . . . . . . . . . 47
Part III.

	Item 10.		Directors and Executive Officers of the Registrant . . 48-53

	Item 11.	Executive Compensation . . . . . . . . . . . . . . . . . .53

	Item 12.		Security Ownership of Certain Beneficial Owners
				and Management . . . . . . . . . . . . . . . . . . . . . .54

	Item 13.	Certain Relationships and Related Transactions . . . . . .54

	Item 14.		Principal Accounting Fees and Services. . . . . . . . .55-56
Part IV.
	Item 15.		Exhibits and Financial Statement Schedules. . . . . .  57-58


	DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:


	        Documents Incorporated	         Part of Form 10-K

	Partnership's Prospectus dated
	November 8, 1995    	      I

	Annual Report to Dean Witter
	Principal Plus Fund L.P.
	Limited Partners for the year
	ended December 31, 2005                 II, III, and IV

























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

       The investment in the Yield Pool was made in order to ensure a guaranteed net asset value per limited partnership interest (?Unit(s)?) of $1,961.00 as of the end of the Guarantee Period, which occurred on August 31, 2003. At the end of the Guarantee Period the net asset value per Unit was $2,058.58, greater than the guaranteed net asset value of at least $1,961.00 per Unit. The zero-coupon U.S. Treasury Securities matured and the Yield Pool was liquidated on August 31, 2003. The proceeds from its liquidation were invested in and will continue to be used in the trading of Futures Interests without any guarantee with respect to the net asset value per Unit at any future date.

The Partnership began the year at a net asset value per Unit of $1,970.00 and returned -3.8% to $1,895.39 on December 31, 2005.
For a more detailed description of the Partnership's business, see subparagraph (c).

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

	Facets of Business
	1.	Summary	1.	"Summary of the Prospectus"
		(Pages 2-14 of the
		 Prospectus).

	2.	Commodity Markets	2.	"The Futures, Options, and
				 Forward Markets" (Pages
				 51-56 of the Prospectus).

	3.	Partnership's Commodity	3.	?Trading Policies? (Page
		Trading Arrangements and		 62 of the Prospectus). ?The
  		Policies		 Trading Advisor (Pages 58-
				 62 of the Prospectus).
				?The Yield Pool? (Page 63
				 of the Prospectus).  ?The
				 Trading Company? (Pages
				 63-64 of the Prospectus).

	4.	Management of the Part-	4.	"The Management Agree-
		nership		 ment?(Pages 66-67 of the
				 Prospectus).  ?The General
				 Partner? (Pages 48-50 of
				 the Prospectus) and
				"the Commodity Broker?
				(Pages 64-65 of the
				 Prospectus).  ?The
 Partnership Agreement?
(Pages 70-73 of the
 Prospectus).

	5.	Taxation of the Partner-	5. 	?Material Federal Income
  	ship?s Limited Partners		 Tax  Aspects? and "State
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

(e) Available Information. The Partnership files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (?SEC?). You may read and copy any document filed by the Partnership at the SEC?s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website, however, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including the Partnership) file electronically with the SEC. The SEC?s website address is http://www.sec.gov.

Item 1A.  RISK FACTORS
The following risk factors contain forward looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in ?Quantifying the Partnership?s Trading Value at Risk? in Item 7A ?Quantitative and Qualitative Disclosures About Market Risk? are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact. The qualitative disclosures, except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposure, in the ?Qualitative Disclosure Regarding Primary Trading Risk Exposures? in Item 7A ?Quantitative and Qualitative Disclosures About Market Risk? are deemed to be forward looking statements for purposes of the safe harbor.

The Partnership is in the business of speculative trading of futures, forwards, and options. For a detailed description of the risks that may affect the business of the Partnership, see the discussion of risk factors as set forth in Item 7 ?Management?s Discussion and Analysis of Financial Condition and Results of

Operations? and Item 7A ?Quantitative and Qualitative Disclosures
About Market Risk?.

Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.

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

(b) Holders. The number of holders of Units at December 31, 2005 was approximately 1,204.

(c) Distributions. No distributions have been made by the Partnership since it commenced operations on February 14, 1990. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of the Partnership?s profits.










       <table>


Item 6.  SELECTED FINANCIAL DATA (in dollars)







	 	                 For the Years Ended December 31,
               2005          2004         2003         2002         2001 _

Total Trading Results
including interest
income and change in
value of Yield Pool		 315,385        318,224 	  1,166,605	   1,960,508    3,610,515


Net Income (Loss)	 		(808,754)    (1,060,662)	   (606,538)	     110,813    1,665,637

Net Income (Loss)
for Tax and Net Asset
Valuation 				(808,754)	 (1,060,662)	    307,485 	     827,229      720,663


Net Income (Loss)
Per Unit for Tax and
Net Asset Valuation
(Limited & General
Partners) 			 	  (74.61)	    (83.17)	      21.71 	       47.99        41.60


Total Assets 		    17,393,538    23,076,078	 27,321,957   35,535,999   38,196,829


Total Limited
Partners' Capital		    16,716,099 	21,965,072	 26,207,748   33,867,872   36,673,490


Net Asset Value Per
Unit 				      1,895.39	  1,970.00	   2,053.17     2,031.46     1,983.47











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

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for each of the three years in the period ended December 31, 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following:
The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Consolidated Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts, along with the ?Proceeds from Litigation Settlement?, constitutes the Partnership?s trading results. The market value of a futures

       contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Prior to August 31, 2003 the difference between the cost of the zero-coupon U.S. Treasury Securities and its market value was recorded as ?Change in value of Yield Pool?. Interest income, as well as management fees, incentive fees, brokerage fees, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

The Partnership recorded total trading results including interest income totaling $315,385 and expenses totaling $1,134,384, and minority interest of $10,245, resulting in a net loss of $808,754 for the year ended December 31, 2005. The Partnership?s net asset value per Unit decreased from $1,970.00 at December 31, 2004 to $1,895.39 at December 31, 2005. Total redemptions for the year were $4,538,899 and the Partnership?s ending capital was $16,920,858 at December 31, 2005, a decrease of $5,347,653 from ending capital at December 31, 2004 of $22,268,511.

       The most significant trading losses of approximately 1.6%
were recorded in the currency markets primarily during the first and third quarter. During the first quarter, losses stemmed from long positions in the Singapore dollar versus the U.S. dollar as the U.S. dollar advanced due to expectations that the Chinese government would announce postponement of Chinese yuan re-valuation. Additional losses resulted during January from short U.S. dollar positions versus the South African rand and euro after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in U.S. trade deficit data, and speculation for higher U.S. interest rates. During February, short positions in the Singapore dollar and euro versus the U.S. dollar experienced losses as the U.S. dollar?s value declined amid news of disappointing U.S. economic data and proposed U.S. dollar reductions in foreign central bank currency reserves. Additional losses resulted during March from long positions in the Singapore dollar and euro versus the U.S. dollar, as well as from outright short positions in the U.S. dollar index, after the value of the U.S. dollar reversed sharply higher supported by market expectations for, and the eventual increase in the U.S. federal funds rate by the U.S. Federal Reserve. The value of the U.S. dollar strengthened further following the release of a larger-than-expected increase in February consumer prices. During the latter half of August and

       September, losses were incurred from long positions in the
New Zealand dollar as the value of the New Zealand dollar declined on fears for an economic slow-down in New Zealand. Smaller losses were incurred from long positions in the euro versus the U.S. dollar in September as the value of the euro was pulled down after the release of lower 2005 and 2006 growth estimates for the European economy and news that Germany?s incumbent Chancellor, Gerhard Schroeder, refused to concede defeat to the opposition leader, Angela Merkel, in the days after the election. During July and August, losses were recorded from positions in the Singapore dollar relative to the U.S. dollar as the value of the Singapore dollar moved in a trendless pattern. Finally in December, losses were incurred from short U.S. dollar positions against the New Zealand dollar after the New Zealand dollar?s value declined amid weaker-than-expected economic growth data combined with a lack of confidence for further interest rate hikes from the Reserve Bank of New Zealand. Within the global interest rates futures markets, losses of approximately 0.5% were recorded during July, August, and September from positions in U.S. fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the U.S., and volatility in energy prices. Further losses were experienced during November from short positions in U.S. interest rate futures as prices

       increased towards the beginning of the month after strong demand at government debt auctions. Later in November, U.S. fixed-income futures prices were pressured higher on reduced inflation fears and expectations that the U.S. Federal Reserve could potentially end its cycle of hiking interest rates in early 2006. Smaller losses in the global interest rate futures markets were recorded from positions in Canadian, Australian, and Japanese fixed-income futures. Smaller losses of approximately 0.3% were experienced in the agricultural markets from long positions in corn held during the first quarter after prices declined amid a stronger U.S. dollar and technically-based selling. In December, losses were recorded from short futures positions in corn after prices advanced on reports of strong demand and news of weaker-than-expected supplies. Additional losses resulted from long futures positions in cocoa held during the third quarter as prices moved lower on hopes for political stability in the Ivory Coast. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 0.7% recorded in the global stock index markets, during July and August from long positions in Japanese equity index futures as prices trended higher on optimism about the future of the Japanese economy. During September, long Japanese stock index futures positions experienced gains as prices increased sharply on positive comments from Bank of Japan Governor Toshihiko Fukui, who said the Japanese economy was in the process of emerging from
       a soft patch.  Smaller Partnership gains of approximately
0.3% were experienced in the energy markets primarily during March, August, and September from long futures positions in natural gas. During March, natural gas prices move higher in tandem with crude oil prices, after OPEC oil ministers stated that there were no plans to raise output at the March 16 meeting.
 Also strengthening natural gas prices was a report by the Energy Information Administration stating that U.S. inventories of gasoline and heating oil measured significantly lower-than-expected. During the third quarter, gains were recorded as natural gas prices climbed higher on supply and demand concerns after Hurricane Katrina struck the Gulf of Mexico. In the metals markets, gains of approximately 0.1% occurred from long positions in copper futures as prices trended higher throughout a majority of the year amid persistent demand from China.

The Partnership recorded total trading results including interest income totaling $318,224 and expenses totaling $1,391,404, and minority interest of $12,518, resulting in a net loss of $1,060,662 for the year ended December 31, 2004. The
Partnership?s net asset value per Unit decreased from $2,053.17 at December 31, 2003 to $1,970.00 at December 31, 2004. Total


       redemptions for the year were $3,194,825 and the
Partnership?s ending capital was $22,268,511 at December 31, 2004, a decrease of $4,255,487 from ending capital at December 31, 2003 of $26,523,998.

The most significant trading losses of approximately 1.0% were recorded in the currency markets during the first nine months of the year. During the first quarter, long cross-rate positions in the Swiss franc versus the Japanese yen resulted in losses as the yen?s value reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. Long positions in the U.S. dollar index were also unprofitable as the U.S. dollar?s value declined due to a reduction in Bank of Japan intervention activity. During the second quarter, losses were incurred from long positions in the Japanese yen versus the U.S. dollar as the U.S. dollar surged following the release of stronger-than-expected U.S. jobs data. The yen also came under pressure from weakening efforts by Japanese government currency market interventions. Losses were also incurred from short U.S. dollar positions against the South African rand as the U.S. dollar benefited from rising U.S. interest rates and the perception that the U.S. economy was experiencing a sustainable



       recovery.  During the third quarter, short cross-rate positions in the Australian dollar versus the Japanese yen incurred losses as the Australian currency reversed higher amid speculation for increases in Australian interest rates. During August, losses were experienced from short positions in the Japanese yen versus the U.S. dollar, Swiss franc, Australian dollar, and the euro as the value of the yen moved higher due to higher Japanese equity prices and the release of positive Japanese economic data. During September, short positions in the Mexican peso versus the U.S. dollar resulted in losses as the U.S. dollar reversed lower amid perceptions that the U.S. Federal Reserve reformed their outlook regarding aggressive increases in interest rates. Long positions in the Japanese yen versus the U.S. dollar also incurred losses during September as the yen declined from Japan?s swelling national debt and a reversal of the U.S. dollar?s value in response to a hike in U.S. interest rates. Additional losses of approximately 0.7% were recorded in the metals markets from positions in base metals. Long futures positions in nickel experienced losses as prices fell due to a strengthening of the U.S. dollar during January. Additionally, short nickel futures positions during May experienced losses as prices increased due to a weaker U.S. dollar and strong Asian demand. During the third quarter, further sector losses resulted from long nickel futures positions after prices declined amid a slowdown in demand from China. Smaller losses resulted from long
       futures positions in nickel during the fourth quarter as prices weakened amid concerns for demand and an advancing U.S. dollar. In the agricultural markets, losses of approximately 0.6% were incurred from positions in soybean oil, sugar, and cocoa. Short futures positions in soybean oil generated losses after prices reversed higher amid news of reduced supply, strong Chinese export demand, and rumors that U.S. soybean crops were possibly infected by a damaging fungus. Long futures positions in sugar incurred losses during October and November as prices for the commodity moved lower in response to technically-based selling and news of weaker demand. Elsewhere in the agricultural complex, losses were experienced from positions in cocoa as a result of ?whipsawing? in prices due to supply and demand concerns throughout a majority of the year. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 1.9% achieved in the global stock index markets, primarily during the fourth quarter from long positions in S&P 500 Index futures as prices advanced in response to a decline in oil prices, positive consumer sentiment, and an increase in corporate earnings. Additional gains of approximately 0.5% were recorded in the global interest rates markets during the first, third, and fourth quarter of the year from long positions in U.S. and European interest rate futures. During the first quarter,

       long positions benefited from a rally in bond prices
sparked by low inflation and reduced concerns for increases in interest rates. Long positions also profited during the third quarter as prices trended higher in response to a surge in oil prices, a drop in equity prices, and a conflicted economic picture generated by U.S. economic reports. Further gains from long positions in European interest rates were recorded in the fourth quarter as prices continued to trend higher for the aforementioned reasons, in addition to the rise in the value of the euro, which created strong demand for euro-denominated investments. Smaller gains of approximately 0.3% were experienced in the energy markets. During a majority of the year, long positions in crude oil behaved well as prices trended higher due to consistent news of tight supply, continuing geopolitical concerns in the Middle East, concerns that top Russian oil producer, Yukos, may break up or stop selling oil, production disruptions in the Gulf of Mexico, growing civil unrest in Nigeria, and the threat of a national strike in Norway.

The Partnership recorded total trading results including interest income and change in the value of the Yield Pool totaling $1,166,605, expenses totaling $1,807,047, and minority interest of $33,904, resulting in a net loss of $606,538 for the year ended December 31, 2003. The Partnership?s net asset value per

       Unit increased from $2,031.46 at December 31, 2002 to
$2,053.17 at December 31, 2003. Total redemptions for the year were $7,254,598 and the Partnership?s ending capital was $26,523,998 at December 31, 2003, a decrease of $7,861,136 from ending capital at December 31, 2002 of $34,385,134.

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


       For an analysis of unrealized gains and (losses) by contract type and a further description of 2005 trading results, refer to the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2005, which is incorporated by reference to
Exhibit 13.01 of this Form 10-K.

The Partnership's gains and losses are allocated among its partners for income tax purposes.

Market Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership trades Futures Interests. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and if the Trading Advisor was unable to offset positions of the Partnership, the Partnership could lose all of its assets and limited partners would realize a 100% loss.

In addition to the Trading Advisor's internal controls, the Trading Advisor must comply with the Partnership?s trading

       policies that include standards for liquidity and leverage that must be maintained. The Trading Advisor and Demeter monitor the Partnership's trading activities to ensure compliance with the trading policies and Demeter can require the Trading Advisor to modify positions of the Partnership if Demeter believes they violate the Partnership's trading policies.

Credit Risk.
In addition to market risk, in entering into futures, forward, and options contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures, forward, and options contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member?s customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to

       protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker?s customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract?s counterparty.

Demeter deals with these credit risks of the Partnership in several ways. First, Demeter monitors the Partnership?s credit exposure to each exchange on a daily basis. The commodity brokers inform the Partnership, as with all their customers, of the Partnership?s net margin requirements for all its existing open positions, and Demeter has installed a system which permits it to monitor the Partnership?s potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership?s margin liability thereon.

Second, the Partnership?s trading policies limit the amount of its Net Assets that can be committed at any given time to futures contracts and require a minimum amount of diversification in the Partnership?s trading, usually over several different products and exchanges. Historically, the Partnership?s exposure to any one exchange has typically amounted to only a small percentage of its total Net Assets and on those relatively few occasions where the

       Partnership?s credit exposure climbs above such level,
Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate. Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The
Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.

For additional information, see the ?Financial Instruments?
section under ?Notes to Consolidated Financial Statements? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2005, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership

       accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experiences to date under

       the ?Partnership?s Value at Risk in Different Market
Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

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



       The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR
typically does not represent the worst case outcome.   Demeter
uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

       The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at December 31, 2005 and 2004. At December 31, 2005 and 2004, the Partnership?s total capitalization was approximately $17 million and $22 million, respectively.

Primary Market 	 December 31, 2005	   December 31, 2004
Risk Category	  	    Value at Risk	     Value at Risk
Equity				  (1.37)%			   (1.30)%
Interest Rate		  	  (0.89) 			   (0.34)
Currency		 	       (0.05) 			   (0.27)
Commodity		  		  (0.12) 	 		   (0.10)
Aggregate Value at Risk 	  (1.51)%			   (1.22)%

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

The table below supplements the December 31, 2005 VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end

       reporting periods from January 1, 2005 through December
31, 2005.


Primary Market Risk Category      High        Low        Average
Equity                     	   (1.37)%	(1.01)%	  (1.19)%
Interest Rate				   (2.89)		(0.89)	  (1.63)
Currency  				   (0.21)		(0.05)	  (0.13)
Commodity 				   (0.27)		(0.12)	  (0.21)
Aggregate Value at Risk     	   (2.86)%	(1.51)%	  (1.93)%


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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at December 31, 2004, and for the four quarter-end reporting periods during calendar year 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk.
There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of December 31, 2005, such amount is equal to approximately 101% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2005 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at December 31, 2005 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2005, the Partnership?s primary exposures were to the S&P 500 (U.S.), NIKKEI 225 (Japan), DAX (Germany), FTSE 100 (United Kingdom), NASDAQ 100 (U.S.), and SPI 200 (Australia) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The second largest market exposure of the Partnership at December 31, 2005 was to the global interest rate
       sector.  Exposure was primarily spread across the New
Zealand, U.S., European, Australian, Canadian, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia and New Zealand. Demeter anticipates that the G-7 countries interest rates, as well as Australian and New Zealand?s interest rates, will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At December 31, 2005, the Partnership had market exposure to the currency sector. Exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency

       pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2005, the Partnership?s major exposures were to the euro, Norwegian krone, Australian dollar, New Zealand dollar, Swiss franc, and Japanese yen currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. At December 31, 2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the live cattle, corn, soybeans, coffee, soybean meal, lean hogs, and cotton markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. At December 31, 2005, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as nickel and copper. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. At December 31, 2005, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in oil related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at December 31, 2005 were in euros, Japanese yen, Australian dollars, Canadian dollars, British pounds, Norwegian krones, New Zealand dollars, South African rand, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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


Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

                               Net Income/(Loss)
	    Total Trading Results  Allocated to    Net Income/(Loss)
           including interest    Partners for	      Per Unit for
Quarter	income and change in    Tax and Net	       Tax and Net
Ended 	value of Yield Pool   Asset Valuation    Asset Valuation

2005
March 31 	    $ (461,433)	       $  (754,614)	   	 $ (68.50)
June 30          424,660	           134,772		    13.27
September 30      26,425	          (250,659)	  	   (25.60)
December 31	  325,733	            61,747	  	     6.22

Total		    $  315,385        $  (808,754)	 	 $ (74.61)
2004
March 31 	    $  314,862	       $   (52,198)	   	 $  (4.24)
June 30         (537,589)	          (873,377)		   (68.98)
September 30     (35,552)	          (367,498)	  	   (29.87)
December 31	  576,503	           232,411	  	    19.92

Total		    $  318,224	       $(1,060,662)	 	 $ (83.17)



Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
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

(b)	There have been no material changes during the period covered by this annual report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


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

Management assessed the effectiveness of the Partnership?s internal control over financial reporting as of December 31, 2005. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2005.

Deloitte & Touche LLP, the Partnership?s independent registered public accounting firm, has issued an attestation report on Management?s assessment of the Partnership?s internal control over financial reporting and on the effectiveness of the Partnership?s internal control over financial reporting. This report, which expresses an unqualified opinion on Management?s assessment and on the effectiveness of the Partnership?s internal control over financial reporting, appears under ?Report of Independent

Registered Public Accounting Firm? in the Partnership?s Annual
Report to Limited Partners for the year ended December 31, 2005.

Item 9B.  OTHER INFORMATION
None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Effective May 1, 2005, Mr. Raymond A. Harris resigned his position as a Director of Demeter.

Effective May 1, 2005, Mr. Todd Taylor resigned his position as a
Director of Demeter.

Effective May 1, 2005, Mr. William D. Seugling resigned his position as a Director of Demeter.

Effective May 1, 2005, Ms. Louise M. Wasso-Jonikas resigned her position as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 44, is the Chairman of the Board of Directors and President of Demeter. Mr. Rothman is the Managing Director of Morgan Stanley Alternative Investments Group, responsible for overseeing all aspects of the firm?s Managed Futures Department. Mr. Rothman has been with the Managed Futures

Department for nineteen years. Throughout his career, Mr. Rothman has helped with the development, marketing, and administration of approximately 40 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and has recently served on its Board of Directors. Mr. Rothman has a B.A. degree in Liberal Arts from Brooklyn College, New York.

Mr. Richard A. Beech, age 54, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 25 years. He has been at Morgan Stanley DW since August 1984, where he is presently an Executive Director of the Fixed Income Department.
Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing, and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures, and sales management. Mr. Beech has a B.S. degree in Business Administration from Ohio State University and an M.B.A. degree from Virginia Polytechnic Institute and State University.

Ms. Shelley Hanan, age 45, is a Director of Demeter. Ms. Hanan joined Morgan Stanley in 1984. She eventually became the Regional Manager of the Southwest for Private Wealth Management and a

Senior Representative for the Morgan Stanley Foundation in Southern California. Her focus was senior relationship management of the firm?s largest private clients in the Southwest. Since January 2005, Ms. Hanan has held the position of Chief Operating Officer of the U.S. Client Coverage Group and is a Managing Director. Ms. Hanan graduated from the University of California at San Diego with a B.A. in Psychology.

Mr. Frank Zafran, age 51, is a Director of Demeter. Mr. Zafran is a Managing Director of Morgan Stanley and, in November 2005, was named Managing Director of Wealth Solutions. Previously, Mr. Zafran was Chief Administrative Officer of Morgan Stanley?s Client Solutions Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer ? Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales, and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Douglas J. Ketterer, age 40, is a Director of Demeter. Mr. Ketterer is a Managing Director at Morgan Stanley and is head of the Managed Money Group. The Managed Money Group is comprised of a number of departments (including the Alternative Investments
       Group, Consulting Services Group, and Mutual Fund
Department) which offer products and services through Morgan Stanley?s Global Wealth Management Group. Mr. Ketterer joined Morgan Stanley in 1990 and has served in many roles in the corporate finance/investment banking, asset management, and distribution divisions of the firm. Mr. Ketterer received his M.B.A. from New York University?s Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

Mr. Harry Handler, age 47, is a Director of Demeter. Mr. Handler serves as an Executive Director for Morgan Stanley in the Global Wealth Management Group. Mr. Handler works in the Investment Solutions Division as Chief Infrastructure and Risk Officer. Additionally, Mr. Handler also serves as Chairman of the Morgan Stanley DW Best Execution Committee and manages the Global Wealth Management Group Stock Lending business. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk for Dean Witter, a predecessor company to Morgan Stanley. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation of Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals as an Assistant to the Chairman. His roles at
       Mocatta Metals included stints on the Futures Order Entry
Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean?s List from the University of Wisconsin-Madison with a B.A. degree and a double major in History and Political Science.

Mr. Kevin Perry, age 36, is the Chief Financial Officer of Demeter. Mr. Perry currently serves as an Executive Director and Controller within the Global Wealth Management Group at Morgan Stanley. Mr. Perry joined Morgan Stanley in October 2000 and is also Chief Financial Officer of Morgan Stanley Trust National Association. Prior to joining Morgan Stanley, Mr. Perry worked as an auditor and consultant in the financial services practice of Ernst & Young LLP from October 1991 to October 2000. Mr. Perry received a B.S. degree in Accounting from the University of Notre Dame in 1991 and is a Certified Public Accountant.

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

Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership?s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Demeter. The President, Chief Financial Officer, and each member of the Board of Directors of Demeter are employees of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley?s website at http://www.morganstanley.com/ourcommitment/ codeofconduct.html.

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT


(a) Security Ownership of Certain Beneficial Owners - At December 31, 2005, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2005,
Demeter owned 108.030 Units of general partnership interest, representing a 1.21 percent interest in the Partnership.

(c)	Changes in Control ? None.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Consolidated Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2005, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage fees (paid and accrued by the Partnership) of $777,878 for the year ended December 31, 2005.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The Partnership pays all accounting fees as discussed in Note 1 to the Consolidated Financial Statements, ?Operating Expenses?, in the Annual Report to the Limited Partners for the year ended December
31, 2005.

(1)	Audit Fees.  The aggregate fees for professional services
rendered by Deloitte & Touche LLP in connection with their audit of the Partnership?s Consolidated Financial Statements and review of the Consolidated Financial Statements included in our Quarterly Reports on Form 10-Q, audit of Management?s assessments on the effectiveness of the internal control over financial reporting, and in connection with statutory and regulatory filings were approximately $48,465 for the year ended December 31, 2005 and $47,065 for the year ended December 31, 2004.

(2)	Audit-Related Fees.  None.

(3)	 Tax Fees.  The Partnership did not pay Deloitte & Touche LLP
any amounts in 2005 and 2004 for professional services in connection with tax compliance, tax advice, and tax planning. The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4)  All Other Fees.  None.


The Board of Directors of Demeter serves as the audit committee with respect to the Partnership. The Board of Directors of Demeter has not established pre-approval policies and procedures with respect to the engagement of audit or permitted non-audit services rendered to the Partnership. Consequently, all audit and permitted non-audit services provided by Deloitte & Touche LLP are approved by the Board of Directors of Demeter and communicated to Morgan Stanley.





























       PART IV
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.  Listing of Financial Statements
The following Financial Statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2005, are incorporated by reference to
Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered
public accounting firm, for the years ended December 31, 2005, 2004, and 2003.

-	Consolidated Statements of Financial Condition, including
the Consolidated Schedules of Investments, as of December
31, 2005 and 2004.

-	Consolidated Statements of Operations, Consolidated
Statements of Changes in Partners? Capital, and
Consolidated Statements of Cash Flows for the years ended
December 31, 2005, 2004, and 2003.

-	Notes to Consolidated Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual
Report to Limited Partners for the year ended December 31, 2005 is not deemed to be filed with this report.

2.  Listing of Financial Statement Schedules
No Financial Statement schedules are required to be filed with this report.

3.  Exhibits
For the exhibits incorporated by reference or filed herewith to this report, refer to Exhibit Index on Pages E-1 to E-2.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					DEAN WITTER PRINCIPAL PLUS FUND L.P.
						(Registrant)

					BY:  Demeter Management Corporation,
						General Partner

March 31, 2006			BY: /s/	Jeffrey A. Rothman
					 	Jeffrey A. Rothman,
							President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/ 	Jeffrey A. Rothman                    		March 31, 2006
	  	Jeffrey A. Rothman, President

    /s/    Richard A. Beech                      		March 31, 2006
           Richard A. Beech, Director

    /s/    Shelley Hanan   	              	March 31, 2006
           Shelley Hanan, Director

    /s/    Frank Zafran		           		March 31, 2006
	    	Frank Zafran, Director

    /s/ 	Douglas J. Ketterer                 		March 31, 2006
	 	Douglas J. Ketterer, Director

    /s/	Harry Handler		                 	March 31, 2006
	  	Harry Handler, Director

    /s/  	Kevin Perry			                 	March 31, 2006
	    	Kevin Perry, Chief Financial Officer

EXHIBIT INDEX

ITEM


	3.01	Amended and Restated Limited Partnership Agreement of the
Partnership, dated as of August 29, 1995, is incorporated by reference to Exhibit 3.01 and Exhibit 3.02 of the Partnership's Registration Statement (File No. 33-95414) on
Form S-1.

10.01	Amended and Restated Management Agreement among the
Partnership, Demeter, and SSARIS Advisors, LLC (formerly known as RXR, Inc.), dated as of December 29, 1995, is incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement (File No. 33-95414) on
Form S-1.

10.03	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of June 22, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership?s Form 8-K (File No. 0-18314) filed with the Securities and Exchange Commission on November 13, 2001.

10.04	Commodity Futures Customer Agreement between MS & Co. and the
Partnership, and acknowledged and agreed to by Morgan Stanley
DW, dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership?s Form 8-K (File No. 0-
18314) filed with the Securities and Exchange Commission on November 13, 2001.

10.05	Customer Agreement between the Partnership and MSIL, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.04 of the Partnership?s Form 8-K (File No. 0-18314) filed with the Securities and Exchange Commission on November 13, 2001.

10.06	Foreign Exchange and Options Master Agreement between MS &
Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the Partnership?s Form 8-K (File No. 0-18314) filed with the
Securities and Exchange Commission on November 13, 2001.

10.07	Securities Account Control Agreement among the Partnership,
MS & Co., and Morgan Stanley DW, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership?s Form 8-K (File No. 0-18314) filed with the
Securities and Exchange Commission on November 13, 2001.

	13.01	December 31, 2005 Annual Report to Limited Partners is filed herewith.

31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

32.01	Certification of President of Demeter Management Corpor-
ation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.