Form 10-K/A
period 2005-12-31
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 2006-03-24
CIK 854915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K/A

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
	    	Kevin Perry, Chief Financial Officer

                                                                      Principal
                                                                           Plus
                                                                           Fund

            December 31, 2005
            Annual Report

    [LOGO] Morgan Stanley

DEAN WITTER PRINCIPAL PLUS FUND L.P.

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the inception-to-date return and the compound annualized return since inception for the Fund. Past performance is no guarantee of future results.

                                                                                                             INCEPTION-
                                                                                                              TO-DATE
                   1990      1991 1992 1993 1994  1995 1996  1997 1998 1999  2000 2001 2002 2003 2004  2005    RETURN
FUND                %         %    %    %    %     %    %     %    %    %     %    %    %    %    %     %        %
------------------------------------------------------------------------------------------------------------------------
Principal Plus
 Fund.........      7.5      10.4 9.4  11.6 (8.6) 18.0 (5.3) 15.4 10.5 (3.8) 7.0  2.1  2.4  1.1  (4.1) (3.8)    89.5
               (10 1/2 mos.)
------------------------------------------------------------------------------------------------------------------------

                COMPOUND
               ANNUALIZED
                 RETURN
FUND               %
-------------------------
Principal Plus
 Fund.........    4.1

-------------------------

DEMETER MANAGEMENT CORPORATION

330 Madison Avenue, 8th Floor
New York, NY 10017
Telephone (212) 905-2700

DEAN WITTER PRINCIPAL PLUS FUND L.P.
ANNUAL REPORT
2005

Dear Limited Partner:

  This marks the sixteenth annual report for the Dean Witter Principal Plus Fund L.P. (the "Fund"). The Fund began the year at a Net Asset Value per Unit of $1,970.00 and returned -3.8% to $1,895.39 on December 31, 2005. The Fund has increased by 89.5% since it began trading in February 1990 (a compound annualized return of 4.1%).

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

DEAN WITTER PRINCIPAL PLUS FUND L.P.

                                 [CHART]

                       Year ended December 31, 2005
                      -----------------------------
Currencies                      -1.63%
Interest Rates                  -0.45%
Stock Indices                    0.68%
Energies                         0.27%
Metals                           0.06%
Agriculturals                   -0.31%


Note:Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. In the currency markets, losses were recorded primarily during the first and third quarter. During the first quarter, losses stemmed from long positions in the Singapore dollar versus the U.S. dollar as the U.S. dollar advanced due to expectations that the Chinese government would announce postponement of Chinese yuan re-valuation. Additional losses resulted during January from short U.S. dollar positions versus the South African rand and euro after the U.S. dollar's value reversed sharply higher amid conflicting economic data, improvements in U.S. trade deficit data, and speculation for higher U.S. interest rates. During February, short positions in the Singapore dollar and euro versus the U.S. dollar experienced losses as the U.S. dollar's value declined amid news of disappointing U.S. economic data and proposed U.S. dollar reductions in foreign central bank currency reserves. Additional losses resulted during March from long positions in the Singapore dollar and euro versus the U.S. dollar, as well as from outright short positions in the U.S. dollar index, after the value of the U.S. dollar reversed sharply higher supported by market expectations for, and the eventual increase in the U.S. federal funds rate by the U.S. Federal Reserve. The value of the U.S. dollar strengthened further following the release of a larger-than-expected increase in February consumer prices. During the latter half of August and September, losses were incurred from long positions in the New Zealand dollar as the value of the New Zealand dollar declined on fears for an economic slow-down in New Zealand. Smaller losses were incurred from long positions in the euro versus the U.S. dollar in September as the value of the euro was pulled down after the release of lower 2005 and 2006 growth estimates for the European economy and news that Germany's incumbent Chancellor, Gerhard Schroeder, refused to concede defeat to the opposition leader, Angela Merkel, in the days after the election. During July and August, losses were recorded from positions in the Singapore dollar relative to the U.S. dollar as the value of the Singapore dollar moved in a trendless pattern. Finally in December, losses were incurred from short U.S. dollar positions against the New Zealand dollar after the New Zealand dollar's value declined amid weaker-than-expected economic growth data combined with a lack of confidence for further interest rate hikes from the Reserve Bank of New Zealand.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

.. Within the global interest rates futures markets, losses were recorded during July, August, and September from positions in U.S. fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the U.S., and volatility in energy prices. Further losses were experienced during November from short positions in U.S. interest rate futures as prices increased towards the beginning of the month after strong demand at government debt auctions. Later in November, U.S. fixed-income futures prices were pressured higher on reduced inflation fears and expectations that the U.S. Federal Reserve could potentially end its cycle of hiking interest rates in early 2006. Smaller losses in the global interest rate futures markets were recorded from positions in Canadian, Australian, and Japanese fixed-income futures.

.. Smaller losses were experienced in the agricultural markets from long positions in corn held during the first quarter after prices declined amid a stronger U.S. dollar and technically-based selling. In December, losses were recorded from short futures positions in corn after prices advanced on reports of strong demand and news of weaker-than-expected supplies. Additional losses resulted from long futures positions in cocoa held during the third quarter as prices moved lower on hopes for political stability in the Ivory Coast.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. In the global stock index markets, gains were recorded during July and August from long positions in Japanese equity index futures as prices trended higher on optimism about the future of the Japanese economy. During September, long Japanese stock index futures positions experienced gains as prices increased sharply on positive comments from Bank of Japan Governor Toshihiko Fukui, who said the Japanese economy was in the process of emerging from a soft patch.

.. Smaller gains were experienced in the energy markets primarily during March, August, and September from long futures positions in natural gas. During March, natural gas prices move higher in tandem with crude oil prices, after OPEC oil ministers stated that there were no plans to raise output at the March 16 meeting. Also strengthening natural gas prices was a report by the Energy Information Administration stating that U.S. inventories of gasoline and heating oil measured significantly lower-than-expected. During the third quarter, gains were recorded as natural gas prices climbed higher on supply and demand concerns after Hurricane Katrina struck the Gulf of Mexico.

.. In the metals markets, gains occurred from long positions in copper futures as prices trended higher throughout a majority of the year amid persistent demand from China.

Managed futures investments are speculative, involve a high degree of risk, use significant leverage, are generally illiquid, have substantial charges, are subject to conflicts of interest, and are suitable only for the risk capital portion of an investor's portfolio. Before investing in any managed futures investment, qualified investors should read the prospectus or offering documents carefully for additional information with respect to charges, expenses, and risks. Past performance is no guarantee of future results.

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

  Management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2005. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2005.

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

/s/ Jeffrey A. Rothman
Jeffrey A. Rothman
President

/s/ Kevin Perry
Kevin Perry
Chief Financial Officer

New York, New York
March 21, 2006

DEAN WITTER PRINCIPAL PLUS FUND L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner:

  We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Dean Witter Principal Plus Fund L.P. (the "Partnership") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership's internal control over financial reporting based on our audit.

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

  In our opinion, management's assessment that the Partnership maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2005 of the Partnership and our report dated March 21, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
March 21, 2006

DEAN WITTER PRINCIPAL PLUS FUND L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner:

  We have audited the accompanying consolidated statements of financial condition of Dean Witter Principal Plus Fund L.P. (the "Partnership") and its subsidiary Dean Witter Principal Plus Fund Management L.P. (the "Trading Company"), including the consolidated schedules of investments, as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Partnership and the Trading Company at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 1, in 2005 the Partnership modified its classification of cash within the statements of financial condition and the related statements of cash flows.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Partnership's internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
March 21, 2006

DEAN WITTER PRINCIPAL PLUS FUND L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                     DECEMBER 31,
                                                ----------------------
                                                   2005        2004
                                                ----------  ----------
                                                    $           $
                               ASSETS
Equity in futures interests trading accounts:
  Unrestricted cash                             16,730,219  21,677,025
  Restricted cash                                  720,459   1,204,581
                                                ----------  ----------
    Total cash                                  17,450,678  22,881,606
                                                ----------  ----------
  Net unrealized gain (loss) on open
   contracts (MSIL)                                 11,578     (31,009)
  Net unrealized gain (loss) on open
   contracts (MS&Co.)                             (122,269)    188,733
                                                ----------  ----------
    Total net unrealized gain (loss) on open
     contracts                                    (110,691)    157,724
                                                ----------  ----------
    Total Trading Equity                        17,339,987  23,039,330
Interest receivable (Morgan Stanley DW)             53,551      36,748
                                                ----------  ----------
    Total Assets                                17,393,538  23,076,078
                                                ==========  ==========

                  LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

Redemptions payable                                277,078     579,359
Accrued administrative expenses                    120,879     119,556
Accrued brokerage fees (Morgan Stanley DW)          57,576      76,522
Accrued management fees                             14,393      19,130
                                                ----------  ----------
    Total Liabilities                              469,926     794,567
                                                ----------  ----------
Minority Interest                                    2,754      13,000
                                                ----------  ----------

PARTNERS' CAPITAL

Limited Partners (8,819.337 and
 11,149.771 Units, respectively)                16,716,099  21,965,072
General Partner (108.030 and
 154.030 Units, respectively)                      204,759     303,439
                                                ----------  ----------
    Total Partners' Capital                     16,920,858  22,268,511
                                                ----------  ----------
    Total Liabilities and Partners' Capital     17,393,538  23,076,078
                                                ==========  ==========

NET ASSET VALUE PER UNIT                          1,895.39    1,970.00
                                                ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                              FOR THE YEARS ENDED
                                                  DECEMBER 31,
                                       ---------------------------------
                                          2005       2004        2003
                                       ---------  ----------  ----------
                                           $          $           $
INVESTMENT INCOME
Interest income (Morgan Stanley DW)      533,955     286,825   1,205,905
Change in value of Yield Pool              --         --        (914,023)
                                       ---------  ----------  ----------
   Total Investment Income               533,955     286,825     291,882
                                       ---------  ----------  ----------
EXPENSES
Brokerage fees (Morgan Stanley DW)       777,878     985,617   1,256,424
Management fees                          194,470     246,404     314,106
Administrative expenses                  125,000     117,000     199,000
Transaction fees and costs                37,036      42,383      37,517
                                       ---------  ----------  ----------
   Total Expenses                      1,134,384   1,391,404   1,807,047
                                       ---------  ----------  ----------
NET INVESTMENT LOSS                     (600,429) (1,104,579) (1,515,165)
                                       ---------  ----------  ----------
TRADING RESULTS
Trading profit (loss):
  Realized                                43,091     703,588      40,757
  Net change in unrealized              (268,415)   (679,302)    833,966
                                       ---------  ----------  ----------
                                        (225,324)     24,286     874,723
Proceeds from Litigation Settlement        6,754       7,113      --
                                       ---------  ----------  ----------
   Total Trading Results                (218,570)     31,399     874,723
                                       ---------  ----------  ----------
NET LOSS BEFORE MINORITY
 INTEREST                               (818,999) (1,073,180)   (640,442)
Less: Minority interest                  (10,245)    (12,518)    (33,904)
                                       ---------  ----------  ----------
NET LOSS                                (808,754) (1,060,662)   (606,538)
                                       =========  ==========  ==========
NET LOSS ALLOCATION:
Limited Partners                        (798,146) (1,047,851)   (595,526)
General Partner                          (10,608)    (12,811)    (11,012)
                                       ---------  ----------  ----------
NET LOSS                                (808,754) (1,060,662)   (606,538)
Less: Change in excess of market value
 over amortized cost of zero-coupon
 U.S. Treasury Securities                  --         --        (914,023)
                                       ---------  ----------  ----------
NET INCOME (LOSS)
 ALLOCATED TO PARTNERS
 FOR TAX AND NET ASSET
 VALUATION                              (808,754) (1,060,662)    307,485
                                       =========  ==========  ==========
NET INCOME (LOSS) ALLOCATION FOR
 TAX AND NET ASSET VALUATION
Limited Partners                        (798,146) (1,047,851)    303,758
General Partner                          (10,608)    (12,811)      3,727

NET INCOME (LOSS) PER UNIT FOR TAX
 AND NET ASSET VALUATION
Limited Partners                          (74.61)     (83.17)      21.71
General Partner                           (74.61)     (83.17)      21.71

  The accompanying notes are an integral part of these consolidated financial statements.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                    UNITS OF
                   PARTNERSHIP  LIMITED     GENERAL
                    INTEREST    PARTNERS    PARTNER     TOTAL
                   ----------- ----------  --------  ----------
                                   $           $          $
Partners' Capital,
December 31, 2002  16,476.372  33,867,872   517,262  34,385,134
Net loss               --        (595,526)  (11,012)   (606,538)
Redemptions        (3,557.828) (7,064,598) (190,000) (7,254,598)
                   ----------  ----------  --------  ----------
Partners' Capital,
December 31, 2003  12,918.544  26,207,748   316,250  26,523,998
Net loss               --      (1,047,851)  (12,811) (1,060,662)
Redemptions        (1,614.743) (3,194,825)    --     (3,194,825)
                   ----------  ----------  --------  ----------
Partners' Capital,
December 31, 2004  11,303.801  21,965,072   303,439  22,268,511
Net loss               --        (798,146)  (10,608)   (808,754)
Redemptions        (2,376.434) (4,450,827)  (88,072) (4,538,899)
                   ----------  ----------  --------  ----------
Partners' Capital,
December 31, 2005   8,927.367  16,716,099   204,759  16,920,858
                   ==========  ==========  ========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                FOR THE YEARS ENDED DECEMBER 31,
                              -----------------------------------
                                 2005        2004         2003
                              ----------  ----------  -----------
                                  $           $            $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net loss                        (808,754) (1,060,662)    (606,538)
Noncash items included in
 net loss:
  Net change in unrealized       268,415     679,302     (833,966)
  Change in value of Yield
   Pool                           --          --          914,023
(Increase) decrease in
 operating assets:
  Restricted cash                484,122     161,154  (1,176,679)
  Interest receivable
   (Morgan Stanley DW)           (16,803)    (16,580)     (17,925)
  Net option premiums             --         (11,000)     343,375
  Investment in zero-coupon
   U.S. Treasury Securities       --          --       32,138,219
Increase (decrease) in
 operating liabilities:
  Accrued administrative
   expenses                        1,323     (92,407)      78,121
  Accrued brokerage fees
   (Morgan Stanley DW)           (18,946)    (13,845)     (24,594)
  Accrued management fees         (4,737)     (3,462)      (6,148)
                              ----------  ----------  -----------
Net cash provided by (used
 for) operating activities       (95,380)   (357,500)  30,807,888
                              ----------  ----------  -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Decrease in minority interest    (10,246)    (12,518)     (33,904)
Cash paid from redemptions
 of Units                     (4,841,180) (3,062,985)  (7,620,979)
                              ----------  ----------  -----------
Net cash used for financing
 activities                   (4,851,426) (3,075,503)  (7,654,883)
                              ----------  ----------  -----------

Net increase (decrease)
 in unrestricted cash         (4,946,806) (3,433,003)  23,153,005

Unrestricted cash at
 beginning of period          21,677,025  25,110,028    1,957,023
                              ----------  ----------  -----------

Unrestricted cash at end of
 period                       16,730,219  21,677,025   25,110,028
                              ==========  ==========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

CONSOLIDATED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2005 AND 2004

                                    LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:        GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS  GAIN/(LOSS)
------------------------------      --------------- ------------- ---------------- ------------- --------------
2005 PARTNERSHIP NET ASSETS:
$16,920,858                                $              %              $               %             $
Commodity                                17,855          0.10          (1,214)         (0.01)         16,641
Equity                                 (107,292)        (0.63)           --              --         (107,292)
Foreign currency                          6,082          0.04          (8,136)         (0.05)         (2,054)
Interest rate                            (4,676)        (0.03)         33,910           0.21          29,234
                                       --------         -----          ------          -----        --------
 Grand Total:                           (88,031)        (0.52)         24,560           0.15         (63,471)
                                       ========         =====          ======          =====
 Unrealized Currency Loss                                                                            (47,220)
                                                                                                    --------
 Total Net Unrealized Loss per
   Statement of Financial Condition                                                                 (110,691)
                                                                                                    ========

2004 PARTNERSHIP NET ASSETS:
$22,268,511
Commodity                               (45,429)        (0.20)         23,311           0.10         (22,118)
Equity                                  172,980          0.78            --              --          172,980
Foreign currency                         54,200          0.24           3,141           0.01          57,341
Interest rate                             3,230          0.02          39,256           0.18          42,486
                                       --------         -----          ------          -----        --------
 Grand Total:                           184,981          0.84          65,708           0.29         250,689
                                       ========         =====          ======          =====
 Unrealized Currency Loss                                                                            (92,965)
                                                                                                    --------
 Total Net Unrealized Gain per
   Statement of Financial Condition                                                                  157,724
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

DEAN WITTER PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

  Futures Interests are open commitments until settlement date, at which time they are realized. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized trading profit (loss) on open contracts from one period to the next on the Consolidated Statements of Operations. Monthly, Morgan Stanley DW pays interest income on 100% and 90% of the Partnership's and the Trading Company's, respectively, average daily Net Assets as defined in the Limited Partnership Agreement for the month at a prevailing rate on U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies owed to the Partnership and the Trading Company on Futures Interests.
  The Partnership's functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Consolidated Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

NET INCOME (LOSS) PER UNIT. Net income (loss) per Unit of limited partnership interest is computed using the weighted average number of Units outstanding during the period.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

CONDENSED SCHEDULES OF INVESTMENTS. In December 2003, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position 03-4 ("SOP 03-4") "Reporting Financial Highlights and Schedule of Investments by Nonregistered Investment Partnerships: An Amendment to the Audit and Accounting Guide Audits Of Investment Companies and AICPA Statement of Position 95-2, Financial Reporting By Nonpublic Investment Partnerships". SOP 03-4 requires commodity pools to disclose the number of contracts, the contracts' expiration dates, and the cumulative unrealized gains/(losses) on open futures contracts, when the cumulative unrealized gains/(losses) on an open futures contract exceeds 5% of Net Assets, taking long and short positions into account separately. SOP 03-4 also requires ratios for net investment income/(losses), expenses before and after incentive fees, and net income/(losses) based on average net assets, and ratios for total return before and after incentive fees based on average units outstanding to be disclosed in Financial Highlights. SOP 03-4 was effective for fiscal years ending after December 15, 2003.

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

BROKERAGE FEES AND RELATED TRANSACTION FEES AND COSTS. The monthly brokerage fee is equal to 1/3 of 1% per month (a 4% annual rate) of the Partnership's adjusted month-end Net Assets. Transaction fees and costs are accrued on a half-turn basis. In 2005, 2004, and 2003, the brokerage fees charged were the equivalent of a roundturn commission charge of approximately $120, $119, and $163, respectively, per contract traded.

OPERATING EXPENSES. The Partnership bears all operating expenses related to its trading activities. These include filing fees, clerical, administrative, auditing, accounting, mailing, printing, and other incidental operating expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a monthly management fee and may incur an incentive fee. Demeter bears all other operating expenses.

REDEMPTIONS. Limited partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the last day of any month upon five business days advance notice by redemption form to Demeter.
  Prior to August 31, 2003 the limited partners could redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the last day of any calendar quarter upon five business days advance notice by redemption form to Demeter.
  During 2003, the Partnership sold securities in the Yield Pool in order to fund redemptions as detailed below, no securities were sold in 2005 and 2004:

                                                2003
                                              ---------
                                                 $
Cost of Securities Sold                       2,086,473
Interest Accreted on Securities Sold          1,043,029
Proceeds from Sale of Securities              3,165,925

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

DISSOLUTION OF THE PARTNERSHIP. The Partnership will terminate on December 31, 2025, or at an earlier date if certain conditions set forth in the Limited Partnership Agreement occur.
  The Trading Company may terminate operations if its Net Assets decline to 5% or less of consolidated Partnership Net Assets, and will terminate operations if its Net Assets decline to less than 3% of consolidated Partnership Net Assets. At December 31, 2005 and 2004, the Trading Company had Net Assets of $14,051,580 and $15,022,834, respectively, which represented 83% and 67% respectively, of the consolidated Partnership's Net Assets at the respective dates.

LITIGATION SETTLEMENT. On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator, and the Partnership received settlement award payments in the amount of $722,195 during August 2002, $7,113 during July 2004, and $6,754 during November 2005. Any amounts received are accounted for in the period received, for the benefit of the limited partners at the date of receipt.

RECLASSIFICATIONS. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2005 presentation. Such reclassifications have no impact on the Partnership's reported net income
(loss).

DEAN WITTER PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)


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

     NET UNREALIZED GAINS/(LOSSES)
           ON OPEN CONTRACTS       LONGEST MATURITIES
     ----------------------------  -------------------
                 OFF-                          OFF-
     EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
---- --------- --------- --------  --------- ---------
         $         $         $
2005 (114,913)   4,222   (110,691) Mar. 2006 Mar. 2006
2004  140,369   17,355    157,724  Mar. 2005 Mar. 2005

DEAN WITTER PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

  The Partnership has credit risk associated with counterparty nonperformance. As of the date of the financial statement, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected on the Partnership's Consolidated Statements of Financial Condition.
  The Partnership also has credit risk because Morgan Stanley DW, MS&Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $17,335,765 and $23,021,975 at December 31, 2005 and 2004, respectively. With respect to the Partnership's off- exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

DEAN WITTER PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(concluded)


--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE, JANUARY 1, 2005:      $1,970.00
                                       ---------
NET OPERATING RESULTS:
  Interest Income                          53.13
  Expenses                               (112.88)
  Realized Profit                          10.16
  Unrealized Loss                         (26.71)
  Proceeds from Litigation Settlement       0.67
                                       ---------
  Loss before Minority Interest           (75.63)
  Less: Minority Interest                  (1.02)
                                       ---------
  Net Loss                                (74.61)
                                       ---------
NET ASSET VALUE, DECEMBER 31, 2005:    $1,895.39
                                       =========

FOR THE 2005 CALENDAR YEAR:
RATIOS TO AVERAGE NET ASSETS:
  Net Investment Loss                       (3.2)%
  Expenses before Incentive Fees             6.0%
  Expenses after Incentive Fees              6.0%
  Net Loss                                  (4.3)%
TOTAL RETURN BEFORE INCENTIVE FEES          (3.8)%
TOTAL RETURN AFTER INCENTIVE FEES           (3.8)%

INCEPTION-TO-DATE RETURN                    89.5%
COMPOUND ANNUALIZED RETURN                   4.1%

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