Form 10-Q
period 2006-03-31
WITTER DEAN PRINCIPAL PLUS FUND L P
filed 2006-05-10
CIK 854915

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the quarterly period ended March 31, 2006 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
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

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___Accelerated filer____Non-accelerated filer X

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X


       <table> 	DEAN WITTER PRINCIPAL PLUS FUND L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2006



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Consolidated Statements of Financial Condition as of
	March 31, 2006 (Unaudited) and December 31, 2005..............2

	Consolidated Statements of Operations for the Quarters
	Ended March 31, 2006 and 2005 (Unaudited).....................3

	Consolidated Statements of Changes in Partners? Capital for
the Quarters Ended March 31, 2006 and 2005 (Unaudited)........4

	Consolidated Statements of Cash Flows for the Quarters
	Ended March 31, 2006 and 2005 (Unaudited)................... .5

	Notes to Consolidated Financial Statements (Unaudited).....6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations........12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk..........................................22-35

Item 4.	Controls and Procedures.................................35


PART II. OTHER INFORMATION

Item 1A.Risk Factors............................................36

Item 5.	Other Information.......................................36

Item 6.	Exhibits.............................................36-37




       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	                       March 31,	     December 31,
                                                2006      	    2005
	                      $	    $
	                        (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	15,335,596	16,730,219
    Restricted cash						               960,400	       720,459

	     Total cash	  16,295,996	   17,450,678

	Net unrealized gain (loss) on open contracts (MS&Co.)	245,306	     (122,269)
	Net unrealized gain on open contracts (MSIL)	          5,614   	         11,578

	     Total net unrealized gain (loss) on open contracts	       250,920	      (110,691)

	     Total Trading Equity	16,546,916	  17,339,987

Interest receivable (Morgan Stanley DW)	        57,728	        53,551

	     Total Assets	  16,604,644	 17,393,538

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	223,933	277,078
Accrued administrative expenses	123,949	120,879
Accrued brokerage fees (Morgan Stanley DW)	54,936	57,576
Accrued management fees  	       13,734	       14,393

	     Total Liabilities                        416,552	      469,926

Minority Interest	         3,056	          2,754

Partners? Capital
Limited Partners (8,400.749 and
   8,819.337 Units, respectively)	15,979,546	16,716,099
General Partner (108.030 Units)	      205,490	       204,759

	     Total Partners? Capital	   16,185,036  	   16,920,858

	     Total Liabilities and Partners? Capital	   16,604,644	   17,393,538


NET ASSET VALUE PER UNIT 	       1,902.16	       1,895.39

	The accompanying notes are an integral part of these consolidated financial statements.


	<page. <table> DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


  	   	    For the Quarters Ended March 31,


                                                                         		          2006    	      2005
                                                                               	                      $		          $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		      159,682			   110,293

EXPENSES
	Brokerage fees (Morgan Stanley DW)		167,208	210,468
	Management fees	     	 41,802	   52,617
	Administrative expenses		25,000	28,000
	Transaction fees and costs		        12,516	     10,544

		   Total Expenses		      246,526	   301,629

NET INVESTMENT LOSS	      (86,844)	   (191,336)

TRADING RESULTS
Trading profit (loss):
	Realized			(217,664)	(310,845)
	Net change in unrealized		     361,611	   (260,881)

    Total Trading Results		     143,947	   (571,726)

NET INCOME (LOSS) BEFORE MINORITY INTEREST            57,103	               (763,062)

Less:  Minority Interest		            301	        (8,448)

NET INCOME (LOSS)		       56,802	   (754,614)

NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		56,071 	     (744,063)
     	     General Partner       	                                            	731	       (10,551)

NET INCOME (LOSS) PER UNIT

	Limited  Partners                                                 		                    6.77	  (68.50)
	General Partner                                                  		                6.77  	  (68.50)




The accompanying notes are an integral part of these consolidated financial statements.



       <table> DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2006 and 2005
	(Unaudited)




	  Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	   Total
		$	$	   $

Partners? Capital,
	December 31, 2004	   11,303.801	21,965,072	          303,439
22,268,511

Net Loss                   	?		(744,063)	(10,551)	(754,614)

Redemptions	      (794.953)	 (1,531,299)                 ?      	  (1,531,299)

Partners? Capital,
	March 31, 2005  	          10,508.848	  19,689,710	  292,888	 19,982,598



Partners? Capital,
	December 31, 2005	   8,927.367	16,716,099	          204,759
16,920,858

Net Income                   	?		56,071	731	56,802

Redemptions	      (418.588)	 (792,624)                 ?      	  (792,624)

Partners? Capital,
	March 31, 2006  	          8,508.779	  15,979,546	  205,490	 16,185,036














The accompanying notes are an integral part of these consolidated financial statements.


       <table> 	DEAN WITTER PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)




	          For the Quarters Ended March 31,

	      2006     	      2005
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	56,802	(754,614)
Noncash item included in net income (loss):
	Net change in unrealized	(361,611)	260,881

(Increase) decrease in operating assets:
	Restricted cash	(239,941)	392,883
	Interest receivable (Morgan Stanley DW)	(4,177)	(4,911)

Increase (decrease) in operating liabilities:
	Accrued administrative expenses	3,070	12,940
	Accrued brokerage fees (Morgan Stanley DW)	(2,640)	(8,884)
	Accrued management fees	          (659)	      (2,220)

Net cash used for operating activities	   (549,156)	   (103,925)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	(845,769)  	 (1,890,942)
Increase (decrease) in minority interest	          302	          (8,448)

Net cash used for financing activities	   (845,467)	  (1,899,390)

Net decrease in unrestricted cash	(1,394,623)	(2,003,315)

Unrestricted cash at beginning of period	   16,730,219	   21,677,025

Unrestricted cash at end of period	  15,335,596	  19,673,710







	The accompanying notes are an integral part of these consolidated financial statements.



       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

The unaudited consolidated financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Principal Plus Fund L.P. (the ?Partnership?). The consolidated financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2005 Annual Report on Form 10-K.
Certain prior year amounts relating to cash balances were reclassified on the Consolidated Statements of Financial Condition and the related Consolidated Statements of Cash Flows to conform to 2006 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

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



       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley
DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisor to the Partnership is SSARIS Advisors, LLC (the ?Trading Advisor?). Dean Witter Principal
Plus Fund Management L.P. (the ?Trading Company?), was established solely to trade in Futures Interests on behalf of the Partnership.

2.  Related Party Transactions
The Partnership?s and Trading Company?s cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays interest income on 100% and 90% of the Partnership?s and the Trading Company?s, respectively, average daily Net Assets as defined in the Limited Partnership Agreement for the month at a prevailing rate on U.S. Treasury bills. The Trading Company pays brokerage fees to Morgan Stanley DW.



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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Consolidated Statements of Financial Condition, and their longest contract maturities were as follows:






       DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


	Net Unrealized Gains/(Losses)
	on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded 	 Traded 	Total	 Traded 	 Traded
	  $	   $	  $
Mar. 31, 2006	254,446	(3,526)	250,920	 Jun. 2006	Jun. 2006
Dec. 31, 2005	(114,913)        4,222		(110,691)  	Mar. 2006   Mar. 2006

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Consolidated Statements of Financial
Condition.

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

their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $16,550,442 and $17,335,765 at March 31, 2006 and December 31, 2005, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure to off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


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

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions of units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not possible to estimate
       the amount, and therefore the impact, of future  outflows of
Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Consolidated Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)?
when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage fees, and transaction fees and costs of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2006
The Partnership recorded total trading results including interest income totaling $303,629, expenses totaling $246,526, and minority interest of $301, resulting in net income of $56,802 for the quarter ended March 31, 2006. The Partnership?s net asset value per Unit increased from $1,895.39 at December 31, 2005 to $1,902.16 at March 31, 2006.

The most significant trading gains of approximately 1.5% were recorded in the global stock index futures markets from long positions in S&P 500 Index futures as prices moved higher after a weaker-than-expected December U.S. jobs report raised hopes the U.S. Federal Reserve might end its cycle of interest rate hikes sooner rather than later. Prices were also pressured higher on strong earnings announcements from several U.S. bell weather companies. Additional gains of approximately 0.3% were experienced in the metals markets, during January and March, from long futures positions in copper and zinc as prices strengthened amid weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the U.S.
Elsewhere in the metals markets, gains were recorded from long
       futures positions in silver and gold as precious metals prices moved higher on persistent demand from foreign central banks. Silver prices were also pressured higher after news that a silver-backed Exchange Traded Fund would soon launch and create greater investment interest in the metal. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 0.4% in global interest rate sector, primarily during January, from both long and short positions in European, Australian, and Canadian fixed-income futures as prices moved without consistent direction amid uncertainty regarding the interest rate policy of the European Central Bank, the Reserve Bank of Australia, and the Bank of Canada. Additional losses of approximately 0.4% were incurred in the currency sector during February from short positions in the euro versus the U.S. dollar, as well as from outright short positions in the U.S. dollar index, after the U.S. dollar?s value was lifted by expectations for additional increases in U.S. interest rates. Further losses in the currency sector were incurred during March from short positions in the euro and the Swiss franc relative to the U.S. dollar as the value of these European currencies moved higher after the release of generally positive economic data from the euro-zone reinforced expectations that European interest rates would continue to rise. The value of the euro then reversed lower against the U.S. dollar towards the second half of the month amid negative economic data regarding European consumer spending, resulting in losses from newly established long positions.
       Smaller losses of approximately 0.3% were experienced in the energy markets from long futures positions in crude oil and its related products as prices declined during February after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger-than-expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. Further losses in the energy markets were recorded during March from short positions in crude oil and unleaded gasoline futures as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran.


For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income totaling $(461,433), expenses totaling $301,629, and minority interest of $8,448, resulting in a net loss of $754,614 for the quarter ended March 31, 2005. The Partnership?s net asset value per Unit decreased from $1,970.00 at December 31, 2004 to $1,901.50 at March 31, 2005.

The most significant trading losses of approximately 1.6% were incurred in the currency markets from positions in U.S. dollar versus various foreign currencies, as well as positions in the U.S. dollar index as the value of the U.S. dollar moved without consistent direction throughout most of the quarter. During
       January, short U.S. dollar positions versus the euro and
South African rand resulted in losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in U.S. trade deficit data, and speculation for higher U.S. interest rates. Additional losses resulted during January from long positions in the Singapore dollar, versus the U.S. dollar as the U.S. dollar advanced further due to expectations that the Chinese government would announce postponement of Chinese yuan re-valuation for the foreseeable future. Short positions in the euro, Singapore dollar, and South African rand versus the U.S. dollar experienced losses during February as the U.S. dollar?s value declined amid news of disappointing U.S. economic data and proposed U.S. dollar reductions in foreign central bank currency reserves. Finally, losses resulted during March from long positions in the euro and Singapore dollar versus the U.S. dollar, as well as from short positions in the U.S. dollar index, after the value of the U.S. dollar reversed sharply higher leading up to and after the increase in interest rates by the U.S. Federal Reserve. The value of the U.S. dollar strengthened further following the release of a larger-than-expected increase in February consumer prices. Within the global stock index futures markets, losses of approximately 1.2% were recorded in January from long positions in U.S. equity index futures as prices finished the month lower amid weak consumer confidence data, concerns regarding U.S. interest rate policy, and the potential for corporate profit
       growth to slow down.  Further losses were experienced during March from long positions in U.S. equity index futures after prices moved lower early in the month amid concerns about the growing U.S. trade deficit, inflation fears, and a surge in crude oil prices. Additional losses of approximately 0.1% were experienced in the agricultural markets, primarily during January and March, from long futures positions in corn after prices decreased amid a stronger U.S. dollar and technically-based selling. In the global interest rate futures markets, losses of approximately 0.1% were recorded during February from long positions in long-term U.S. bond futures as prices declined in response to positive unemployment data from the U.S. Department of Labor. Then, later in the month, further losses were incurred from long positions as prices moved lower after U.S. Federal Reserve Chairman Alan Greenspan?s congressional testimony, which supported Wall Street expectations for more interest rate hikes. Additional losses were recorded from long positions in European interest rate futures as prices declined in tandem with the U.S. fixed-income markets and better-than-expected German economic data. During March, losses were recorded from short European interest rate futures positions as prices increased amid strength in the euro early in the month as investors feared that continued strength in the euro could restrict foreign exports. Prices were also pushed higher on the outlook that Europe may continue to maintain a low-interest rate environment and economic concerns stemming from surging energy prices. Smaller losses of
       approximately 0.1% resulted in the metals sector,
primarily during January, from long futures positions in zinc as prices weakened on renewed strength in the U.S. dollar, lower equity prices, and news of a drop in Chinese demand. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 0.2% achieved in the energy markets, primarily during February and March, from long positions in crude oil and its related products as prices trended higher amid news of increased demand from China, fears of terror attacks against production facilities in the Middle East, cold weather in the Northeastern U.S., and predictions from analysts at Goldman Sachs that oil prices could reach $105 a barrel. Further gains were experienced from long positions in natural gas as prices moved higher in tandem with crude oil prices.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2006 and 2005. At March
2006 and 2005, the Partnership?s total capitalization was approximately $16 million and $20 million, respectively.

Primary Market             March 31, 2006        March 31, 2005
Risk Category	  	        Value at Risk        Value at Risk

Equity	(1.56)%	(1.01)%
Interest Rate                   (0.89)		(1.36)
Currency                        (0.09)
	(0.11)
Commodity                       (0.20)
	(0.24)
Aggregate Value at Risk         (2.10)%
	(1.66)%


The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market
       categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2005 through March 31, 2006.

Primary Market Risk Category        High      Low      Average
Equity	(1.56)%	(1.17)%	(1.33)%
Interest Rate	(2.89)	(0.89)	(1.51)
Currency	(0.21)	(0.05)	(0.13)
Commodity	(0.27)	(0.12)	(0.20)
Aggregate Value at Risk	(2.86)%	(1.51)%	(2.04)%


Limitations on Value at Risk as an Assessment of Market Risk

VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks; reflect risk reduction due to portfolio diversification or hedging
activities; and can cover a wide range of portfolio assets. However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2005, and for the four quarter-end reporting periods from April 1, 2005 through March 31, 2006. VaR
       is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of March 31, 2006, such amount is equal to approximately 97% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

       The following were the primary trading risk exposures of the
Partnership at March 31, 2006 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at March 31, 2006 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2006, the Partnership?s primary exposures were to the S&P 500 (U.S.), DAX (Germany), NIKKEI 225 (Japan), NASDAQ 100 (U.S.), RUSSELL 2000 (U.S.), and ASX-AOI (Australia) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The second largest market exposure of the Partnership at March 31, 2006 was to the global interest rate sector. Exposure was primarily spread across the European, U.S., New Zealand, Australian, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly
       affect the value of its stock index and currency positions.
Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries interest rates. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia and New Zealand. Demeter anticipates that the G-7 countries interest rates, as well as Australian and New Zealand interest rates, will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At March 31, 2006, the Partnership had market exposure to the currency sector. Exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2006, the Partnership?s major exposures were to the euro, Norwegian krone, Australian dollar, New Zealand dollar, British pound, and Swiss franc currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. At March 31, 2006, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the cotton, corn, soybeans, wheat, orange juice, live cattle, feeder cattle, lean hogs, coffee, and cocoa markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At March 31, 2006, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.

       Metals.	At March 31, 2006, the Partnership had market
exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as zinc and copper, and precious metals, such as gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2006 were in euros, British pounds, Japanese yen, Australian dollars, Norwegian krones, Canadian dollars, New Zealand dollars, South African rand, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in
       other factors that could significantly affect these
controls subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION


Item 1A.  RISK FACTORS

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005.


Item 5.  OTHER INFORMATION
Management. In connection with the election of new directors to the Board of Directors of Demeter, the following information updates the disclosures in the Partnership?s Form 8-K filed on March 27, 2006 and Form 8-K filed on April 5, 2006:

On April 11, 2006, the National Futures Association approved Mr.
Richard Gueren as a director of Demeter.


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




                      Dean Witter Principal Plus Fund L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

May 15, 2006          By:  /s/Kevin Perry
                              Kevin Perry
                              Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.










DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6