Form 10-Q
period 2006-06-30
MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
filed 2006-08-14
CIK 854915

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the quarterly period ended June 30, 2006 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from                to

Commission File Number 0-18314

	MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

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

Dean Witter Principal Plus Fund L.P.

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


	       <table> MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

(formerly, Dean Witter Principal Plus Fund L.P.)

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2006



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Consolidated Statements of Financial Condition as of
		June 30, 2006 (Unaudited) and December 31, 2005.............2

		Consolidated Statements of Operations for the Three and Six
		Months Ended June 30, 2006 and 2005 (Unaudited).............3

		Consolidated Statements of Changes in Partners? Capital for
	the Six Months Ended June 30, 2006 and 2005 (Unaudited).....4

		Consolidated Statements of Cash Flows for the Six Months
		Ended June 30, 2006 and 2005 (Unaudited)....................5

		Notes to Consolidated Financial Statements (Unaudited)...6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations........12-26

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk..........................................27-39

Item 4.	Controls and Procedures.................................40


PART II. OTHER INFORMATION

Item 1A.Risk Factors............................................41

Item 5.	Other Information.......................................41

Item 6.	Exhibits................................................42



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
(formerly, Dean Witter Principal Plus Fund L.P.)
	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	                       June 30,	     December 31,
           2006      	    2005
	                      $	    $
	                        (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	 14,872,793	16,730,219
	Restricted cash	        413,671	         720,459

	     Total cash	  15,286,464	   17,450,678

	Net unrealized gain (loss) on open contracts (MS&Co.)	49,945	     (122,269)
	Net unrealized gain on open contracts (MSIL)	            34,547	         11,578

	     Total net unrealized gain (loss) on open contracts	          84,492	      (110,691)

	     Total Trading Equity	15,370,956	  17,339,987

Interest receivable (Morgan Stanley DW)	         55,450	        53,551

	     Total Assets	   15,426,406	 17,393,538

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	204,411	277,078
Accrued administrative expenses	88,447	120,879
Accrued brokerage fees (Morgan Stanley DW)	51,127	57,576
Accrued management fees  	       12,782	       14,393

	     Total Liabilities                                                 	     356,767	      469,926

Minority Interest	         1,238	          2,754

Partners? Capital
Limited Partners (7,894.454 and
   8,819.337 Units, respectively)	14,864,984	16,716,099
General Partner (108.030 Units)	      203,417	       204,759

	     Total Partners? Capital	   15,068,401  	   16,920,858

	     Total Liabilities and Partners? Capital	   15,426,406	   17,393,538


NET ASSET VALUE PER UNIT 	       1,882.97	       1,895.39

	The accompanying notes are an integral part of these consolidated financial statements.




	       <table> MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
(formerly, Dean Witter Principal Plus Fund L.P.)
	CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                              For the Three Months                    For the Six Months
                              Ended June 30,                           Ended June 30,


                      2006   	              2005    	        2006   	    2005
                         $	                 $	            $	 	$
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	    172,217		     125,175	   331,899
235,468

EXPENSES
	Brokerage commissions (Morgan Stanley DW)	158,864	198,334	326,072	408,802
	Management fees	39,716      	    49,583	81,518	   102,200
	Administrative expenses	27,000	32,000	52,000	60,000
	Transaction fees and costs	       9,992	         8,941	      22,508	        19,485

		   Total Expenses 	    235,572	      288,858	    482,098	        590,487

NET INVESTMENT LOSS 	     (63,355)	    (163,683)	   (150,199)	   (355,019)

TRADING RESULTS
Trading profit (loss):
	Realized	80,643 	162,723	(137,021)	(148,122)
	Net change in unrealized	   (166,428)	        136,762 	     195,183	         (124,119)

		   Total Trading Results	    (85,785)	       299,485	       58,162	      (272,241)

NET INCOME (LOSS) BEFORE
 MINORITY INTEREST	(149,140)	135,802	(92,037)	(627,260)

Less: Minority Interest	       (1,817)        	       1,030	      (1,516)	         (7,418)

NET INCOME (LOSS)	   (147,323)	        134,772	    (90,521)	     (619,842)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(145,250)	  132,728	(89,179)	(611,335)
	General Partner 	(2,073)	2,044		       (1,342)	(8,507)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  	(19.19)                13.27	(12.42)             	(55.23)
	General Partner                                                   	(19.19)                13.27	          (12.42)  	(55.23)


The accompanying notes are an integral part of these consolidated financial statements.



       <table> 	MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
(formerly, Dean Witter Principal Plus Fund L.P.)
	CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2006 and 2005
	(Unaudited)




	  Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	   Total
		$	$	   $
Partners? Capital,
	December 31, 2004	   11,303.801	21,965,072	          303,439
22,268,511

Net Loss                   	?		(611,335)	(8,507)	(619,842)

Redemptions	      (1,205.886)	 (2,313,518)                 ?      	  (2,313,518)

Partners? Capital,
	June 30, 2005  	          10,097.915	  19,040,219	  294,932	 19,335,151



Partners? Capital,
	December 31, 2005	   8,927.367	16,716,099	          204,759
16,920,858

Net Loss                   	?		(89,179)	(1,342)	(90,521)

Redemptions	      (924.883)	 (1,761,936)                 ?      	  (1,761,936)

Partners? Capital,
	June 30, 2006  	          8,002.484	  14,864,984	  203,417	 15,068,401










The accompanying notes are an integral part of these consolidated financial statements.


       <table>
	MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
(formerly, Dean Witter Principal Plus Fund L.P.)
	CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)




	          For the Six Months Ended June 30,

	      2006     	      2005
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(90,521)	(619,842)
Noncash item included in net loss:
	Net change in unrealized	(195,183)	124,119

(Increase) decrease in operating assets:
	Restricted cash	306,788	243,333
	Interest receivable (Morgan Stanley DW)	(1,899)	(5,258)

Decrease in operating liabilities:
	Accrued administrative expenses	(32,432)	(9,827)
	Accrued brokerage fees (Morgan Stanley DW)	(6,449)	(10,920)
	Accrued management fees	      (1,611)	      (2,729)

Net cash used for operating activities	     (21,307)	   (281,124)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	(1,834,603)  	 (2,634,867)
Decrease in minority interest	       (1,516)	          (7,418)

Net cash used for financing activities	  (1,836,119)	  (2,642,285)

Net decrease in unrestricted cash	(1,857,426)	(2,923,409)

Unrestricted cash at beginning of period	  16,730,219	   21,677,025

Unrestricted cash at end of period	  14,872,793	  18,753,616





	The accompanying notes are an integral part of these consolidated financial statements.



       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
(formerly, Dean Witter Principal Plus Fund L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

The unaudited consolidated financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Principal Plus Fund L.P. (formerly known as Dean Witter Principal Plus Fund L.P.) (the
?Partnership?). The consolidated financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2005 Annual Report on Form 10-K.
Certain prior year amounts relating to cash balances were reclassified on the Consolidated Statements of Financial Condition and the related Consolidated Statements of Cash Flows to conform to 2006 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

1.  Organization
Morgan Stanley Principal Plus Fund L.P. (formerly known as Dean Witter Principal Plus Fund L.P.) is a Delaware limited partnership organized in 1989 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests (collectively, ?Futures Interests?).

       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
(formerly, Dean Witter Principal Plus Fund L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effective July 20, 2006, Dean Witter Principal Plus Fund L.P. was renamed to Morgan Stanley Principal Plus Fund L.P.

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley
DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisor to the Partnership is SSARIS Advisors, LLC (the ?Trading Advisor?). Dean Witter Principal
Plus Fund Management L.P. (the ?Trading Company?) was established solely to trade in Futures Interests on behalf of the Partnership.

2.  Related Party Transactions
The Partnership?s and Trading Company?s cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays interest income on 100% and 90% of the Partnership?s and the Trading Company?s, respectively, average daily Net Assets as defined in the Limited Partnership Agreement for the month at a prevailing rate on U.S. Treasury bills. The Trading Company pays brokerage fees to Morgan Stanley DW.
       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
(formerly, Dean Witter Principal Plus Fund L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
(formerly, Dean Witter Principal Plus Fund L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Consolidated Statements of Financial Condition, and their longest contract maturities were as follows:





       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
(formerly, Dean Witter Principal Plus Fund L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains/(Losses)
	on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded 	 Traded 	Total	 Traded 	 Traded
	  $	   $	  $
Jun. 30, 2006	86,260		(1,768)	84,492   Dec. 2006	Sep. 2006
Dec. 31, 2005	(114,913)      4,222		(110,691)  	Mar. 2006   Mar. 2006

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Consolidated Statements of Financial
Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from

       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
(formerly, Dean Witter Principal Plus Fund L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $15,372,724 and $17,335,765 at June 30, 2006 and December 31, 2005, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure to off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2006
The Partnership recorded total trading results including interest income totaling $86,432, expenses totaling $235,572, and minority interest of $1,817, resulting in a net loss of $147,323 for the three months ended June 30, 2006. The Partnership?s net asset value per Unit decreased from $1,902.16 at March 31, 2006 to $1,882.97 at June 30, 2006.

The most significant trading losses of approximately 0.9% were recorded in the global stock index futures markets from long futures positions in the S&P 500 Index as prices reversed sharply lower in May amid worries of inflation, slowing economic growth, and uncertainty over the future interest rate policy of the U.S. Federal Reserve. Additionally, higher-than-expected U.S. consumer price data increased speculation that the U.S. Federal Reserve would increase interest rates again, after increasing them for the sixteenth consecutive time in early May. Losses of approximately 0.3% were incurred in the global interest rate sector from long positions in U.S. fixed-income futures as prices moved lower at the beginning of June on solid economic data and a stronger-than-expected increase in the U.S. Consumer Price Index.
       Additional losses were incurred from newly established short positions in U.S. fixed-income futures as prices rose at the end of June after a statement released by the U.S. Federal Reserve showed little sign of another interest rate hike in the near-future. Elsewhere in the global interest rate sector, long positions in Japanese fixed-income futures recorded losses as prices decreased on speculation that the Bank of Japan will raise interest rates and end its ?zero-interest-rate? policy. Within the agricultural complex, losses of approximately 0.3% were experienced during May from short futures positions in corn as prices moved higher on news of strong demand and bullish export data. Additional losses were incurred during June from newly established long positions in corn futures as prices reversed lower on favorable weather conditions in the U.S. Midwest and reports of improved crop conditions. Elsewhere in the agricultural markets, long positions in wheat futures incurred losses during June as prices reversed lower on positive weather forecasts in the U.S. wheat belt. A portion of the Partnership?s losses in the second quarter was offset by gains of approximately 0.4% experienced in the currency sector from short positions in the South African rand versus the U.S. dollar as the value of the rand fell in tandem with falling commodities prices, news that South Africa?s Current-Account deficit widened to a 24-year high, and on expectations that the country?s Gross Domestic Product growth will be weaker-than-expected. Additional gains in the currency sector were recorded during April from short positions
       in the U.S. dollar relative to the euro as the value of the U.S. dollar moved lower on news that foreign central banks, including Russia, Sweden, and several Middle Eastern central banks, were diversifying their currency reserves away from the U.S. dollar. Also pressuring the value of the U.S. dollar lower were concerns over the steep U.S. trade deficit and speculation that the U.S. Federal Reserve may be near the end of its interest rate tightening campaign. The U.S. dollar continued to trend lower against its major rivals in May on slower-than-expected U.S. Gross Domestic Product growth and geopolitical tensions between the U.S. and Iran regarding Iran?s uranium enrichment program. Smaller gains of approximately 0.3% were experienced in the metals markets from long futures positions in copper, zinc, and nickel as prices trended higher in April and early May on strong global industrial demand, particularly from the U.S., China, and India, and reports of decreasing inventories.


The Partnership recorded total trading results including interest income totaling $390,061, expenses totaling $482,098, and minority interest of $1,516, resulting in a net loss of $90,521 for the six months ended June 30, 2006. The Partnership?s net asset value per Unit decreased from $1,895.39 at December 31, 2005 to $1,882.97 at June 30, 2006.



The most significant trading losses of approximately 0.7% were incurred in the global interest rate sector. In January, short
       and long positions in European, Australian, Canadian, and
U.S. fixed-income futures incurred losses as prices moved without consistent direction amid uncertainty regarding the future of global interest rate policy. Additional losses were incurred during May from short positions in European interest rate futures as prices reversed higher after weakness in the equity markets created strong demand for the safe-haven investments. European interest rates were also pushed higher after the May ?ZEW? Institute survey showed investor confidence in Germany falling for a fourth straight month. Additionally, in June, losses were incurred from long positions in Japanese interest rate futures as prices fell on speculation that the Bank of Japan will raise interest rates and end its ?zero-interest-rate? policy. Additional losses of approximately 0.3% were incurred from positions in the energy sector. In March, short futures positions in crude oil and its related products experienced losses as prices moved higher on fears of supply disruptions fueled by news of geopolitical tensions in Nigeria. Newly established long positions in crude oil futures experienced additional losses as prices fell during May after supply data from the U.S. Department of Energy showed crude oil inventory levels at an eight-year high. Smaller losses of approximately 0.2% were recorded in the agricultural complex from short futures positions in corn as prices moved higher during May on news of strong demand and bullish export data. Newly established long positions in corn futures also incurred losses as prices reversed lower in June on
       favorable weather conditions in the U.S. Midwest and
reports of improved crop conditions. A portion of the Partnership?s losses in the first six months of the year was offset by gains of approximately 0.6% recorded in the metals market from long futures positions in copper, zinc, and nickel as base metals prices rallied throughout a majority of the year on strong global demand and reports of falling inventories. Within the global stock index futures markets, gains of approximately 0.5% were recorded during January and March from long positions in European, U.S., and Australian equity index futures as prices trended higher on strong corporate earnings and solid economic data. In addition, Australian equity markets strengthened on higher commodity prices. Smaller gains of approximately 0.1% were achieved in the currency sector from short positions in the South African rand against the U.S. dollar as the value of the rand trended lower during the second quarter amid falling commodities prices, news that South Africa?s Current-Account deficit widened to a 24-year high, and on expectations that the country?s Gross Domestic Product growth will be weaker-than-expected.

      For the Three and Six Months Ended June 30, 2005
The Partnership recorded total trading results including interest income totaling $424,660, expenses totaling $288,858, and minority interest of $1,030, resulting in net income of $134,772 for the three months ended June 30, 2005. The Partnership?s net
       asset value per Unit increased from $1,901.50 at March 31,
2005 to $1,914.77 at June 30, 2005.

The most significant trading gains of approximately 1.7% were recorded in the global interest rate sector from long positions in European interest rate futures. Prices moved higher throughout the quarter on concerns for euro-zone economic growth, speculation for reductions in European interest rates by the European Central Bank, and rejections of a proposed European Union constitution. Elsewhere in the global interest rate sector, smaller gains were recorded during May from long positions in U.S. interest rate futures as prices increased due to market speculation that certain hedge funds may have experienced relatively significant losses and strength in the U.S. dollar. Additional gains of 0.6% were experienced in the currency markets during May and June from short positions in the euro and Swiss franc versus the U.S. dollar as the values of these currencies weakened in response to the rejection of the European Union constitution, as well as the release of disappointing European economic data. Smaller gains were recorded from short positions in the euro against the Norwegian krone as the value of the euro declined against most of its rivals. Short foreign currency positions and long positions in the U.S. dollar index also benefited from an advancing U.S. dollar supported by China?s reluctance to move towards a flexible yuan exchange rate, better-than-expected U.S. trade statistics,
       and the ninth consecutive quarter-point interest rate hike by the U.S. Federal Reserve. Additional gains of approximately 0.2% were achieved in the global stock indices, primarily during May, from long positions in U.S. equity index futures as prices finished higher on strong U.S. inflation data and strength in the technology sector. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 0.6% experienced in the energy markets during April and June from positions in crude oil and its related products, and natural gas. During April, long positions incurred losses after prices reversed lower amid greater refinery production, slower demand growth, and weaker economic growth. Losses also resulted from long positions in natural gas as prices declined with crude oil prices. During June, losses stemmed from futures positions in crude oil and its related products, and natural gas. Short natural gas positions experienced losses as prices reversed higher on supply worries caused by a tropical storm in the Gulf of Mexico. Short crude oil positions also experienced losses after prices increased due to news of weak supply. Further losses were recorded later in June from newly established long crude oil positions as prices reversed sharply lower in response to news of rising U.S. oil supplies. Additional losses of approximately 0.2% were experienced in the metals markets during April from long positions in nickel and copper as prices fell due to news of an increase in supply and fears that a slowing global economy will weaken demand. Further losses were experienced during June from
       short futures positions in copper as prices reversed
higher and touched a sixteen-year high after the U.S. dollar temporarily weakened in the wake of a softer-than-expected U.S. employment report. Smaller losses of approximately 0.2% were experienced in the agricultural sector from futures positions in corn, soybeans, and soybean related products as prices moved without consistent direction throughout the quarter due to conflicting news regarding supply and demand.

The Partnership recorded total trading results including interest income totaling $(36,773), expenses totaling $590,487, and minority interest of $7,418, resulting in a net loss of $619,842 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $1,970.00 at December 31, 2004 to $1,914.77 at June 30, 2005.

The most significant trading losses of approximately 1.1% were recorded in the currency markets during the first quarter from positions in various foreign currencies versus the U.S. dollar, as well as in outright positions in the U.S. dollar index.
During January, short U.S. dollar positions versus the South African rand resulted in losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in U.S. trade deficit data, and speculation for higher U.S. interest rates. Additional losses resulted during January from long positions in the Singapore dollar versus the U.S. dollar as the U.S. dollar advanced due to the reluctance of
       the Chinese government to re-value the yuan.  During
February, short positions in the euro and Singapore dollar versus the U.S. dollar experienced losses as the U.S. dollar declined amid news of disappointing U.S. economic data and proposed U.S. dollar reductions in foreign central bank currency reserves. Losses also resulted during March from long positions in the Singapore dollar and euro versus the U.S. dollar, as well as from outright short positions in the U.S. dollar index. Losses continued into April from short positions in the South African rand versus the U.S. dollar as the value of the U.S. dollar declined versus the rand on speculation that China will remove its fixed peg rate to the U.S. dollar and on renewed doubts about the long-term sustainability of U.S economic growth. Within the global stock index futures markets, losses of approximately 1.0% were recorded in January from long positions in U.S. equity index futures as prices finished the month lower amid weak consumer confidence data, concerns regarding U.S. interest rate policy, and the potential for corporate profit growth to slow down. Further losses were experienced during March from long positions in the U.S. equity index futures after prices moved lower early in the month amid concerns about the growing U.S. trade deficit, inflation fears, and a surge in crude oil prices. In April, losses were experienced from long positions in U.S. stock index futures as prices declined sharply towards the beginning of the month on concerns for economic growth. Consistently weak global economic data, as well as the weaker-than-expected U.S. Gross
       Domestic Product data, resulted in prices continuing their decline throughout the second half of April, causing additional losses from long positions. Losses of approximately 0.4% were incurred in the energy markets primarily during the second quarter from positions in unleaded gasoline, crude oil, and natural gas. During April, long positions incurred losses after prices reversed lower amid greater refinery production, slower demand growth, and weaker economic growth. Losses also resulted from long positions in natural gas as prices declined with crude oil prices. During June, losses stemmed from futures positions in crude oil and its related products, and natural gas. Short natural gas positions experienced losses as prices reversed higher on supply worries caused by a tropical storm in the Gulf of Mexico. Short crude oil positions also experienced losses after prices increased due to news of weak supply. Partnership losses of approximately 0.3% were recorded in the agricultural markets throughout a majority of the year from positions in corn. During January, March, and April, long positions resulted in losses after prices declined amid a stronger U.S. dollar, technically-based selling, improved crop conditions, and reduced foreign demand. Short positions held during May resulted in losses as prices increased due to weather-related concerns. During June, newly established long positions incurred losses as prices moved lower on news of increased supply. Smaller losses of approximately 0.2% occurred in the metals markets from positions in base metals. During January, long positions in
       copper, zinc, and nickel incurred losses after prices weakened on renewed strength in the U.S. dollar, lower equity prices, and news of a drop in Chinese demand. During April and May, long positions in base metals finished with losses after prices fell due to news of increases in supply, fears that a slowing global economy would weaken demand, and a stronger U.S. dollar. During June, short futures positions in copper experienced losses as prices reversed higher. A portion of the Partnership?s losses was offset by gains of approximately 1.6% achieved in the global interest rate markets primarily during the second quarter from long positions in European interest rate futures as prices trended higher amid concerns for euro-zone economic growth, speculation for reductions in European interest rates by the European Central Bank, and rejections of a proposed European Union constitution.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2006 and 2005. At June 30, 2006 and 2005, the Partnership?s total capitalization was approximately $15 million and $19 million, respectively.

Primary Market              June 30, 2006        June 30, 2005
Risk Category	  	        Value at Risk        Value at Risk

Equity	(0.57)%	(1.17)%
Interest Rate                  	(0.35)	(1.36)
Currency                  	(0.04)	(0.21)
Commodity           	(0.12)            	(0.27)
Aggregate Value at Risk        (0.75)%		(1.67)%


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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2005 through June 30, 2006.

Primary Market Risk Category        High      Low      Average
Equity	(1.56)%	(0.57)%	(1.18)%
Interest Rate	(2.89)	(0.35)	(1.26)
Currency	(0.15)	(0.04)	(0.08)
Commodity	(0.20)	(0.12)	(0.16)
Aggregate Value at Risk	(2.86)%	(0.75)%	(1.81)%


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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2005, and for the four quarter-end reporting periods from July 1, 2005 through June 30, 2006. VaR is
       not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of June 30, 2006, such amount is equal to approximately 101% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

       The following were the primary trading risk exposures of the
Partnership at June 30, 2006 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at June 30, 2006 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2006, the Partnership?s primary exposures were to the S&P 500 (U.S.), DAX (Germany), NIKKEI 225 (Japan), RUSSELL 2000 (U.S.), and NASDAQ 100 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The second largest market exposure of the Partnership at June 30, 2006 was to the global interest rate sector. Exposure was primarily spread across the European, U.S., New Zealand, Australian, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly
       affect the value of its stock index and currency positions.
Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia and New Zealand. Demeter anticipates that the G-7 countries interest rates, as well as Australian and New Zealand interest rates, will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At June 30, 2006, the Partnership had market exposure to the currency sector. The exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions, influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2006, the Partnership?s major exposures were to the euro, Norwegian krone, Australian dollar, British pound, and Japanese yen currency crosses, as well as outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. The third largest market exposure of the Partnership at June 30, 2006 was to the markets that comprise these sectors. Most of the exposure was to the corn, cotton, live cattle, wheat, cocoa, feeder cattle, lean hogs, orange juice, coffee, and soybeans markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At June 30, 2006, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in oil related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.

       Qualitative Disclosures Regarding Non-Trading Risk
Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2006 were in British pounds, euros, Swiss francs, Australian dollars, South
African rand, New Zealand dollars, Japanese yen, and Norwegian kroner. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

       Demeter monitors and controls the risk of the Partnership?s non-trading instruments cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.


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


Item 1A.  RISK FACTORS

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005 and the Partnership?s Report on Form 10-Q for the quarter ended March 31, 2006.


Item 5.  OTHER INFORMATION
Management. In connection with the election of new directors to the Board of Directors of Demeter, the following information updates the disclosures in the Partnership?s Form 8-K filed on March 27, 2006 and Form 8-K filed on April 5, 2006:

On May 11, 2006, the National Futures Association approved Mr.
Walter Davis, Mr. Michael McGrath, and Mr. Andrew Saperstein as directors of Demeter.

On July 20, 2006, the National Futures Association approved Mr.
Walter Davis as an associated person of Demeter.

Effective July 20, 2006, Dean Witter Principal Plus Fund L.P. was renamed to Morgan Stanley Principal Plus Fund L.P.

Item 6.  EXHIBITS

31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      Morgan Stanley Principal Plus Fund L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

August 14, 2006       By:  /s/Kevin Perry
                              Kevin Perry
                              Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.











DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6