Form 10-Q
period 2006-09-30
MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
filed 2006-11-08
CIK 854915

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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







41:



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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___Accelerated filer____Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X


       <table> MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

(formerly, Dean Witter Principal Plus Fund L.P.)

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2006



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Consolidated Statements of Financial Condition as of
		September 30, 2006 (Unaudited) and December 31, 2005........2

		Consolidated Statements of Operations for the Three and
		Nine Months Ended September 30, 2006 and 2005
(Unaudited) ................................................3

		Consolidated Statements of Changes in Partners? Capital for
the Nine Months Ended September 30, 2006 and 2005
(Unaudited) ................................................4

		Consolidated Statements of Cash Flows for the Nine Months
		Ended September 30, 2006 and 2005 (Unaudited)...............5

		Notes to Consolidated Financial Statements (Unaudited)...6-13

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations........14-28

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk..........................................28-41

Item 4.	Controls and Procedures.................................41


PART II. OTHER INFORMATION

Item 1A.Risk Factors............................................42

Item 5.	Other Information....................................42-43

Item 6.	Exhibits................................................44


117:
       <table>

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
(formerly, Dean Witter Principal Plus Fund L.P.)
	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	                       September 30,	     December 31,
                                 2006      	    2005
	                      $	    $
	                        (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	13,791,077 	16,730,219
	Restricted cash	      782,538	         720,459

	     Total cash	   14,573,615	   17,450,678

	Net unrealized gain (loss) on open contracts (MS&Co.)	343,608	     (122,269)
	Net unrealized gain (loss) on open contracts (MSIL)	           (19,481)	         11,578

	     Total net unrealized gain (loss) on open contracts	       324,127	      (110,691)

	     Total Trading Equity	14,897,742	  17,339,987

Interest receivable (Morgan Stanley DW)	         56,026	        53,551
148:
	     Total Assets	  14,953,768	 17,393,538

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	287,700	277,078
Accrued administrative expenses	84,764	120,879
Accrued brokerage fees (Morgan Stanley DW)	49,563	57,576
Accrued management fees  	        12,391	       14,393

	     Total Liabilities                       	      434,418	      469,926

Minority Interest	          3,301	          2,754

Partners? Capital
Limited Partners (7,491.764 and
   8,819.337 Units, respectively)	14,309,705	16,716,099
General Partner (108.030 Units)	       206,344	       204,759

	     Total Partners? Capital	  14,516,049  	   16,920,858

	     Total Liabilities and Partners? Capital	    14,953,768	   17,393,538


NET ASSET VALUE PER UNIT 	       1,910.06	       1,895.39

	The accompanying notes are an integral part of these consolidated financial statements.


       <table>
	MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
(formerly, Dean Witter Principal Plus Fund L.P.)
	CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                For the Three Months                       For the Nine Months
                              Ended September 30,                      Ended September 30,


                            2006   	              2005    	        2006   	    2005
                              $	                 $	           $          	$
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	    171,682		     144,625	   503,581  	              380,093

EXPENSES
	Brokerage commissions (Morgan Stanley DW)	149,093	191,066	475,165	599,868
	Management fees	37,273      	    47,767	118,791	   149,967
	Administrative expenses	29,000	31,000	81,000	91,000
	Transaction fees and costs	    13,372	        10,351	    35,880	        29,836

		   Total Expenses 	   228,738	      280,184	   710,836	        870,671

NET INVESTMENT LOSS 	    (57,056)	    (135,559)	   (207,255)	   (490,578)

TRADING RESULTS
Trading profit (loss):
	Realized	26,781 	(106,315)	(110,240)	(254,437)
	Net change in unrealized	   239,635	        (11,885) 	    434,818	         (136,004)

		   Total Trading Results	   266,416	      (118,200)	    324,578	      (390,441)

NET INCOME (LOSS) BEFORE
 MINORITY INTEREST	209,360	(253,759)	117,323	(881,019)

Less: Minority Interest	       2,063        	        (3,100)	          547	        (10,518)

NET INCOME (LOSS)	   207,297	         (250,659)	    116,776	     (870,501)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	204,370	  (247,332)	115,191	(858,667)
	General Partner 	2,927	(3,327)		        1,585	(11,834)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  	27.09                 (25.60)	 14.67                  (80.83)
	General Partner                                                   	27.09                 (25.60)	14.67           	(80.83)



The accompanying notes are an integral part of these consolidated financial statements.



       <table> 	MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
(formerly, Dean Witter Principal Plus Fund L.P.)
	CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2006 and 2005
	(Unaudited)




	  Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	   Total
		$	$	   $
Partners? Capital,
	December 31, 2004	   11,303.801	21,965,072	          303,439	              22,268,511

Net Loss                   	?		(858,667)	(11,834)	(870,501)

Redemptions	   (1,674.797)	 (3,159,366)          (47,845)  	(3,207,211)

Partners? Capital,
	September 30, 2005	    9,629.004	  17,947,039	  243,760	  18,190,799




Partners? Capital,
	December 31, 2005	   8,927.367	16,716,099	          204,759	              16,920,858

Net Income                   	?		115,191	1,585	116,776

Redemptions	   (1,327.573)	 (2,521,585)                ?      	  (2,521,585)

Partners? Capital,
	September 30, 2006	    7,599.794	  14,309,705	  206,344	  14,516,049













The accompanying notes are an integral part of these consolidated financial statements.


       <table>
	MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
(formerly, Dean Witter Principal Plus Fund L.P.)
	CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)




	          For the Nine Months Ended September 30,

	      2006     	      2005
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	116,776	(870,501)
Noncash item included in net income (loss):
	Net change in unrealized	(434,818)	136,004

(Increase) decrease in operating assets:
	Restricted cash	(62,079)	421,441
	Interest receivable (Morgan Stanley DW)	(2,475)	(12,072)

Decrease in operating liabilities:
	Accrued administrative expenses	(36,115)	(21,386)
	Accrued brokerage fees (Morgan Stanley DW)	(8,013)	(14,494)
	Accrued management fees	       (2,002)	      (3,622)

Net cash used for operating activities	   (428,726)	   (364,630)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	(2,510,963)  	 (3,448,965)
Increase (decrease) in minority interest	            547	       (10,519)

Net cash used for financing activities	   (2,510,416)	  (3,459,484)

Net decrease in unrestricted cash	(2,939,142)	(3,824,114)

Unrestricted cash at beginning of period	   16,730,219	   21,677,025

Unrestricted cash at end of period	  13,791,077	  17,852,911







	The accompanying notes are an integral part of these consolidated financial statements.



       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
(formerly, Dean Witter Principal Plus Fund L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
(formerly, Dean Witter Principal Plus Fund L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effective July 20, 2006, Dean Witter Principal Plus Fund L.P. was renamed to Morgan Stanley Principal Plus Fund L.P.


The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisor to the Partnership is SSARIS Advisors, LLC (the ?Trading Advisor?). Morgan Stanley Principal Plus Fund Management L.P. (formerly known as Dean Witter Principal Plus Fund Management L.P.) (the ?Trading Company?) was established solely to trade in Futures Interests on behalf of the Partnership.

Effective October 5, 2006, Dean Witter Principal Plus Fund
Management L.P. was renamed to Morgan Stanley Principal Plus Fund
Management L.P.

2.  Related Party Transactions
The Partnership and Trading Company?s cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and

       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
(formerly, Dean Witter Principal Plus Fund L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays interest income on 100% and 90% of the Partnership?s and the Trading Company?s, respectively, average daily Net Assets as defined in the Limited Partnership Agreement for the month at a prevailing rate on U.S. Treasury bills. The Trading Company pays brokerage fees to Morgan Stanley DW.

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

Generally, derivatives include futures, forward, swap or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
(formerly, Dean Witter Principal Plus Fund L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Consolidated Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains/(Losses)
	on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded 	 Traded 	Total	 Traded 	 Traded
	  $	   $	  $
Sep. 30, 2006	323,665		462	324,127   Mar. 2007	   Dec. 2006
Dec. 31, 2005	(114,913)      4,222		(110,691)  	Mar. 2006   Mar. 2006

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Consolidated Statements of Financial
Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co.,

       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
(formerly, Dean Witter Principal Plus Fund L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $14,897,280 and $17,335,765 at September 30, 2006 and December 31, 2005, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The

       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
(formerly, Dean Witter Principal Plus Fund L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure to off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.

4.  New Accounting Developments
In July 2006, the FASB issued FASB Interpretation No. 48, ?Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109? (?FIN 48?). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company?s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Partnership as of January 1, 2007. The Partnership is cur-rently evaluating the potential impact of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157, ?Fair Value
Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands

       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
(formerly, Dean Witter Principal Plus Fund L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008 . The Part-nership is currently evaluating the potential impact of adopting
SFAS No. 157.




















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

The Partnership?s investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership
       from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 13 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Consolidated Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage fees, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.
       For the Three and Nine Months Ended September 30, 2006
The Partnership recorded total trading results including interest income totaling $438,098, expenses totaling $228,738, and minority interest of $2,063, resulting in net income of $207,297 for the three months ended September 30, 2006. The Partnership?s net asset value per Unit increased from $1,882.97 at June 30, 2006 to $1,910.06 at September 30, 2006.

The most significant trading gains of approximately 1.3% were recorded in the global interest rate sector, primarily during August, from long positions in U.S. fixed-income futures as prices increased on higher demand amid concerns of a slowing global economy and news that Iran would continue its nuclear research program. During September, U.S. interest rate futures prices moved higher following government reports showing a weak housing market and slowing manufacturing activity. Additional gains of approximately 0.9% were recorded in the global stock index markets, during August and September, from long positions in S&P 500 Index futures as prices moved higher on strong performance in the technology sector, solid corporate earnings, and a stronger-than-expected increase in U.S. consumer confidence. Within the metals markets, gains of approximately 0.1% were recorded, primarily during July and August, from long positions in nickel futures as prices advanced on reports of weak global stockpiles, consistently strong global demand, and lower-than-forecasted production. In addition, prices were boosted by news of labor disputes at mining facilities in Canada. A portion
       of the Partnership?s overall gains for the quarter was offset by losses of approximately 0.5% in the agricultural markets during July from short positions in corn futures as prices increased on high demand and low inventories. Additional losses were experienced from newly established long positions in corn futures as prices reversed lower towards the latter half of July on favorable weather forecasts. Elsewhere in the agricultural complex, losses were incurred during July from long positions in orange juice futures as prices moved lower after the U.S. Department of Agriculture reported an increase in orange juice production. Additional losses were incurred from newly established short positions in orange juice futures as prices reversed higher towards the end of July on concerns regarding poor harvest due to hot weather and labor shortages. Elsewhere in the agricultural complex, long positions in lean hog and live cattle futures incurred losses during July and September as prices declined on technically-based selling. Additional losses of approximately 0.1% were incurred in the currency markets, primarily during August, from long positions in the euro versus the Australian dollar and U.S. dollar as the Australian dollar strengthened on expectations that the Reserve Bank of Australia would raise interest rates in the near-future, while the U.S. dollar moved higher on stronger-than-expected economic data.

The Partnership recorded total trading results including interest income totaling $828,159, expenses totaling $710,836, and minority interest of $547, resulting in net income of $116,776 for the nine
       months ended September 30, 2006.  The Partnership?s net asset value per Unit increased from $1,895.39 at December 31, 2005 to $1,910.06 at September 30, 2006.


The most significant trading gains of approximately 1.4% were recorded in the global stock index markets, primarily during January and March, from long positions in U.S. equity index futures as prices trended higher on strong corporate earnings and solid economic data. Additional gains were experienced, during August and September, from long positions in U.S. equity index futures as prices increased on falling energy prices. In addition, the S&P 500 Index closed at a five-and-a-half year high after the U.S. Conference Board reported a stronger-than-expected rebound in consumer confidence in September. Additional gains of approximately 0.7% were experienced within the metals markets, primarily during January and March, from long futures positions in copper, nickel, and zinc as prices strengthened amid weak supplies, forecasts for continued buying by China, and acceleration in global demand. Further gains were experienced, during July and August, from long positions in nickel futures as prices advanced on reports of weak global stockpiles, consistently strong global demand, and lower-than-forecasted production. In addition, prices were boosted by news of labor
disputes at mining facilities in Canada.   Smaller gains of
approximately 0.6% were recorded in the global interest rate futures markets, during March and April, from short positions in U.S. fixed-income futures as prices trended lower amid strength
       in regional equity markets and investor sentiment that interest rates in the United States would rise in order to combat inflation. During August, further gains were recorded from long positions in U.S. fixed-income futures as prices increased on higher demand amid concerns of a slowing global economy and news that Iran would continue its nuclear research program. U.S. interest rate futures prices also moved higher during September following government reports showing a weak housing market and slowing manufacturing activity. A portion of the Partnership?s overall gains for the first nine months of the year was offset by losses of approximately 0.7% in the agricultural markets, during May, from short futures positions in corn as prices moved higher on news of strong demand and bullish export data. During June, newly established long positions in corn futures incurred further losses as prices reversed lower on favorable weather conditions in the U.S. Midwest and reports of improved crop conditions. Additional losses were recorded during July from short and long positions in corn futures as prices moved higher amid high demand but reversed lower at the end of the month as the U.S. corn harvest started. Further losses in the agricultural complex were incurred during July from long positions in orange juice futures as prices moved lower after the U.S. Department of Agriculture reported an increase in orange juice production. Additional losses were incurred from newly established short positions in orange juice futures as prices reversed higher toward the end of July on concerns regarding poor harvest due to hot weather and labor shortages. Within the energy markets, losses of
       approximately 0.2% were incurred during March from short futures positions in crude oil and its related products as prices moved higher on fears of supply disruptions fueled by news of geopolitical tensions in Nigeria. Newly established long positions in crude oil futures experienced additional losses as prices fell during May after supply data from the U.S. Department of Energy showed crude oil inventory levels at an eight-year high. Crude oil prices continued to fall into June on news of the death of Iraqi insurgent leader Abu Musab al-Zarqawi and positive steps taken regarding the nuclear standoff between the U.S. and Iran. Elsewhere in the energy markets, further losses were incurred during July from short positions in natural gas futures as prices moved higher amid hot weather across much of the U.S. and news of a decline in domestic supplies. During August, additional losses were recorded from newly established long positions in natural gas futures as prices reversed lower on an overabundance in supply.

      For the Three and Nine Months Ended September 30, 2005
The Partnership recorded total trading results including interest income totaling $26,425, expenses totaling $280,184, and minority interest of $(3,100), resulting in a net loss of $250,659 for the three months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $1,914.77 at June 30, 2005 to $1,889.17 at September 30, 2005.

       The most significant trading losses of approximately 2.7%
were recorded in the global interest rate futures markets throughout the quarter from both long and short positions in U.S., European, and Canadian fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the United States and the European Union, and volatility in energy prices. Additional losses of approximately 0.4% were incurred in the currency markets during July from short positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar reversed higher due to strong investor sentiment about the future economic performance of Singapore. During August, losses were incurred from long U.S. dollar positions against the Singapore dollar, New Zealand dollar, and euro as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Additional losses stemmed from short euro cross-rate positions against the Norwegian krone after the euro?s value moved higher in response to U.S. dollar weakness. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 1.4% in the global stock indices sector, primarily during July from long positions in U.S. stock index futures as prices steadily rose throughout the month. Positive economic data pushed prices higher in the beginning of the month as the strong U.S. jobs number indicated that the world?s largest economy was undergoing strong growth. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that the re-valuation in the Chinese yuan would likely ease trade tensions between China and the U.S. During September, long Japanese stock index futures positions experienced gains as prices increased on positive comments from Bank of Japan Governor Toshihiko Fukui, who said that the Japanese economy was in the process of emerging from a soft patch. Additional gains of approximately 0.8% were experienced in the energy markets during August from long positions in natural gas futures as prices climbed higher after Hurricane Katrina struck the U.S. Gulf Coast, resulting in heavily damaged or destroyed refineries and production facilities. Further gains were experienced during September from long positions in natural gas as prices continued to strengthen in response to concern for the long-term effects on supplies in the Gulf of Mexico after Hurricane Katrina. Also pushing prices higher was anticipation of strong demand in the coming winter months and fears for the approach of Hurricane Rita and the additional damage it could have caused to output in the Gulf of Mexico. In the agricultural markets, gains of approximately 0.2% were recorded during August and September from short futures positions in soybeans and soybean-related products as prices moved lower due to forecasts for supply increases spurred by moisture in parts of the U.S. growing regions.

The Partnership recorded total trading results including interest income totaling $(10,348), expenses totaling $870,671, and minority interest of $(10,518), resulting in a net loss of $870,501 for the nine months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $1,970.00 at December 31, 2004 to $1,889.17 at September 30, 2005.

The most significant trading losses of approximately 1.4% were incurred in the currency markets primarily during the first and third quarters. During the first quarter, losses stemmed from long positions in the Singapore dollar versus the U.S. dollar as the U.S. dollar advanced due to expectations that the Chinese government would announce postponement of Chinese yuan re-valuation for the foreseeable future. Additional losses resulted during January from short U.S. dollar positions versus the South African rand and euro after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in U.S. trade deficit data, and speculation for higher U.S. interest rates. During February, short positions in the Singapore dollar and euro versus the U.S. dollar experienced losses as the U.S. dollar?s value declined amid news of disappointing U.S. economic data and proposed U.S. dollar reductions in foreign central bank currency reserves. Additional losses resulted during March from long positions in the Singapore dollar and euro versus the U.S. dollar, as well as from outright short positions in the U.S. dollar index, after the value of the U.S. dollar reversed sharply higher supported by market expectations for, and the eventual increase in the U.S. federal funds rate by the U.S. Federal Reserve. The value of the U.S. dollar strengthened further
       following the release of a larger-than-expected increase in February consumer prices. During the latter half of August and September, losses were incurred from long positions in the New Zealand dollar against the U.S. dollar as the value of the New Zealand dollar declined on fears for an economic slow-down in New Zealand during 2006. Smaller losses were incurred from long positions in the euro versus the U.S. dollar in September as the value of the euro was pulled down after the release of lower 2005 and 2006 growth estimates for the European economy and news that Germany?s incumbent Chancellor, Gerhard Schroeder, refused to concede defeat to the opposition leader, Angela Merkel, in the days after the election. Finally, losses were incurred during July and August from positions in the Singapore dollar relative to the U.S. dollar. Within the global interest rates futures markets, losses of approximately 1.1% were recorded during the third quarter from positions in U.S. fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the United States and the European Union, and volatility in energy prices. In the metals markets, losses of approximately 0.2% occurred during the first quarter from long futures positions in nickel, copper, and zinc as prices declined in response to strength in the U.S. dollar, lower equity prices, and news of a drop in Chinese demand. Further losses were recorded in August and September from both long and short positions in nickel futures as ?whipsawing? in market prices resulted in trendless markets. Smaller losses of approximately
       0.1% resulted in the agricultural markets from long
futures positions in corn held during the first quarter after prices declined amid a stronger U.S. dollar and technically-based selling. Additional sector losses resulted from long futures positions in cocoa held during the third quarter as prices moved lower on new hopes for political stability in the Ivory Coast. A portion of the Partnership?s overall losses for the first nine months of the year was offset by gains of approximately 0.4% recorded in the global stock index markets, during July and August, from long positions in Japanese equity index futures as prices trended higher on optimism about the future of the Japanese economy. Finally, during September, long Japanese stock index futures positions experienced gains as prices increased sharply on positive comments from Bank of Japan Governor Toshihiko Fukui, who said that the Japanese economy was in the process of emerging from a soft patch. Smaller Partnership gains of approximately 0.4% were recorded in the energy markets, primarily during March, August, and September, from long futures positions in natural gas. During March, natural gas moved higher in tandem with crude oil as prices were bolstered after OPEC oil ministers stated that there were no plans to raise output at the March 16 meeting. Also strengthening natural gas prices was a report by the Energy Information Administration stating that U.S. inventories of gasoline and heating oil measured significantly lower-than-expected. During the third quarter, profits were recorded as natural gas prices climbed higher on supply and demand concerns after Hurricane Katrina struck the Gulf of Mexico. Also pushing prices higher was anticipation of strong demand in the coming winter months and fears for the additional damage Hurricane Rita could have caused to output in the Gulf of Mexico.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the
       contract.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under
       the ?Partnership?s Value at Risk in Different Market
Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

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

       VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.


The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2006 and 2005. At September 30, 2006 and 2005, the Partnership?s total capitalization was approximately $15 million and $18 million, respectively.

Primary Market           September 30, 2006    September 30, 2005
Risk Category	  	        Value at Risk        Value at Risk

Interest Rate	                   (1.38)%	(2.89)%
Equity	(1.12)	(1.22)
Currency                  	(0.22)	(0.15)
Commodity           	(0.18)            	(0.20)
Aggregate Value at Risk        	(1.36)%	(2.86)%


The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market
       category.  The Aggregate Value at Risk listed above
represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2005 through September 30, 2006.

Primary Market Risk Category        High      Low      Average
Interest Rate	(1.38)%	(0.35)%	(0.88)%
Equity	(1.56)	(0.57)	(1.16)
Currency	(0.22)	(0.04)	(0.10)
Commodity	(0.20)	(0.12)	(0.15)
Aggregate Value at Risk	(2.10)%	(0.75)%	(1.43)%


Limitations on Value at Risk as an Assessment of Market Risk

VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks,
       reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio
assets.  However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an
       aggregate basis at September 30, 2005, and for the four quarter-end reporting periods from October 1, 2005 through September 30, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of September 30, 2006, such amount is equal to approximately 97% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2006 by market sector. It may be
       anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure of the Partnership at September 30, 2006 was to the global interest rate sector. Exposure was primarily spread across the U.S., New Zealand, European, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries interest rates. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., New Zealand.
Demeter anticipates that the G-7 countries? interest rates, as well as New Zealand interest rates, will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

       Equity.  The second largest market exposure of the
Partnership at September 30, 2006 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2006, the Partnership?s primary exposures were to the S&P 500 (U.S.), DAX (Germany), NASDAQ 100 (U.S.), RUSSELL 2000 (U.S.), NIKKEI 225 (Japan), and SPI 200 (Australia) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. At September 30, 2006 the Partnership had market exposure to the currency sector. Exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2006, the Partnership?s major exposures were to the euro and Norwegian krone currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not
       anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. The third largest market exposure of the Partnership at September 30, 2006 was to the markets that comprise these sectors. Most of the exposure was to the wheat, soybeans, live cattle, cotton, feeder cattle, lean hogs, corn, orange juice, and coffee markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At September 30, 2006, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

       Qualitative Disclosures Regarding Non-Trading Risk
Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2006 were in euros, Australian dollars, Norwegian krones, Japanese yen, British pounds, Canadian dollars, South African rand, Swiss francs, and New Zealand dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

       Demeter monitors and controls the risk of the Partnership?s non-trading instruments, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

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


Item 1A.  RISK FACTORS

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005 and the Partnership?s Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.


Item 5.  OTHER INFORMATION
Management. On September 22, 2006, the following individual was elected as a Director of Demeter. Jacques Chappuis, age 37, is a Director of Demeter, and will be a principal of Demeter, pending approval by and registration with the National Futures Association. Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investments for the Global Wealth Management Group. Prior to joining Morgan Stanley in 2006, Mr. Chappuis was Head of Alternative Investments for Citigroup?s Global Wealth Management Group and prior to that a Managing Director at Citigroup Alternative Investments. Before joining Citigroup, Mr. Chappuis was a consultant at the Boston Consulting Group, where he focused on the financial services sector, and a corporate finance Associate at Bankers Trust Company. Mr. Chappuis received a B.A. degree in finance from Tulane University
       in 1991 and an MBA in finance, with honors, from the
Columbia University Graduate School of Business in 1998.

On November 6, 2006, Mr. Kevin Perry resigned his position as
Chief Financial Officer of Demeter effective November 7, 2006.

On November 7, 2006, the Board of Directors of Demeter appointed Mr. Lee Horwitz as the Chief Financial Officer of Demeter. Lee Horwitz, age 55, is the Chief Financial Officer of Demeter, and will be a principal of Demeter, pending approval by and registration with the National Futures Association. Mr. Horwitz currently serves as an Executive Director and Controller within the Global Wealth Management Group at Morgan Stanley. Mr. Horwitz joined Morgan Stanley in March 1984 and has held a variety of positions throughout Morgan Stanley?s organization during his tenure. Mr. Horwitz received a B.A. degree from Queens College and an MBA from Rutgers University. Mr. Horwitz is a Certified Public Accountant.

Other.  Effective July 20, 2006, Dean Witter Principal Plus Fund
L.P. was renamed to Morgan Stanley Principal Plus Fund L.P.

Effective October 5, 2006, Dean Witter Principal Plus Fund
Management L.P. was renamed to Morgan Stanley Principal Plus Fund
Management L.P.

Item 6.  EXHIBITS

31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.
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




                      Morgan Stanley Principal Plus Fund L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

November 14, 2006     By:  /s/Lee Horwitz
                              Lee Horwitz
                              Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.











DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1489: