Form 10-K
period 2006-12-31
MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
filed 2007-03-23
CIK 854915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2006 or

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

40  Units of Limited Partnership Interest
41:
	(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes          No  X

Indicate by check mark if the registrant
is not required to file reports pursuant
to Section 13 or Section 15(d) of the Act.  Yes          No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No  _____

Indicate by check mark if disclosure of
 delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant?s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this
Form 10-K. [X]

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

Large accelerated filer___  Accelerated filer____  Non-accelerated filer   X

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes       No  X

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant?s most recently completed second fiscal quarter:
$14,864,984 at June 30, 2006.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


       <table> MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
(formerly, Dean Witter Principal Plus Fund L.P.)
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2006
                              Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . 	. . . . . 1

Part I .

	Item 1. 	Business . . . . . . . . . . . . . . . . . . . . . . . . 2-6

	Item 1A.	Risk Factors . . . . . . . . . . . . . . . . . . . . . . 6-7

	Item 1B.	Unresolved Staff Comments. . . . . . . . . . . . . . . . . 7

	Item 2. 	Properties . . . . . . . . . . . . . . . . . . . . . . . 7-8

	Item 3. 	Legal Proceedings . . . . . . . . . . . . . . . . . . . . .8

	Item 4. 	Submission of Matters to a Vote of Security Holders . . .  8
Part II.

	Item 5. 	Market for Registrant's Partnership Units
			and Related Security Holder Matters . . . . . . . . . . .  9

	Item 6. 	Selected Financial Data . . . . . . . . . . . . . . . . . 10

	Item 7. 	Management's Discussion and Analysis of Financial
				Condition and Results of Operations . . . . . . . . . .11-33

	Item 7A.	Quantitative and Qualitative Disclosures About
				Market Risk . . . . . . . . . . . . . . . . . . . . .  33-48

	Item 8. 	Financial Statements and Supplementary Data . . . . . . . 48
117:
	Item 9.		Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure . . . . . . . . . . . 48

	Item 9A.		Controls and Procedures . . . . . . . . . . . . . . . .49-51

	Item 9B.	Other Information . . . . . . . . . . . . . . . . . . . . 52
Part III.

	Item 10.		Directors, Executive Officers and Corporate
			Governance . . . . . . . . . . . . . . . . . . . . . . 53-60

	Item 11.	Executive Compensation . . . . . . . . . . . . . . . . . .61

	Item 12.		Security Ownership of Certain Beneficial Owners
				and Management and Related Security Holder Matters.. . . .61

	Item 13.	Certain Relationships and Related Transactions,
			and Director Independence . . . . . . . . . .  . . . . 61-62

	Item 14.		Principal Accountant Fees and Services. . . . . . . . .62-63
Part IV.
	Item 15.		Exhibit and Financial Statement Schedules. . . . . . . 64-65







148:

	DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:


	        Documents Incorporated	         Part of Form 10-K

	Partnership's Prospectus dated
	November 8, 1995    	      I

	Annual Report to Morgan Stanley
	Principal Plus Fund L.P.
(formerly, Dean Witter Principal
	Plus Fund L.P.) Limited Partners
	for the year ended December 31,
	2006                                    II, III, and IV








180:


183:

       PART I
Item 1.  BUSINESS

(a) General Development of Business. Morgan Stanley Principal Plus Fund L.P. (formerly known as Dean Witter Principal Plus Fund L.P.) (the "Partnership") is a Delaware limited partnership organized in 1989 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests (collectively, ?Futures Interests?). The Partnership commenced trading operations on February 14, 1990.

Effective July 20, 2006, Dean Witter Principal Plus Fund L.P. was renamed to Morgan Stanley Principal Plus Fund L.P.

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS&Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). MS&Co. acts as the counterparty on all of the foreign currency forward contracts. In 2007, Morgan Stanley intends to merge Morgan Stanley DW into MS&Co.
 Upon completion of the merger, the surviving entity, MS&Co., will be the Partnership?s principal U.S. commodity broker?dealer. Demeter, Morgan Stanley DW, MS&Co.,
       and MSIL are wholly-owned subsidiaries of Morgan Stanley.
The trading advisor to the Partnership is SSARIS Advisors, LLC (the ?Trading Advisor?). Morgan Stanley Principal Plus Fund Management L.P. (formerly known as Dean Witter Principal Plus Fund Management L.P.) (the ?Trading Company?) was established solely to trade in Futures Interests on behalf of the Partnership.

Effective October 5, 2006, Dean Witter Principal Plus Fund
Management L.P. was renamed to Morgan Stanley Principal Plus Fund
Management L.P.

From February 1, 1996, through August 31, 2003 (the ?Guarantee Period?), the Partnership had approximately 80% of its assets invested in zero-coupon United States Treasury Securities (the ?Yield Pool?) and its remaining assets were invested in Futures Interests.

The investment in the Yield Pool was made in order to ensure a guaranteed net asset value per limited partnership interest (?Unit(s)?) of $1,961.00 as of the end of the Guarantee Period, which occurred on August 31, 2003. At the end of the Guarantee Period the net asset value per Unit was $2,058.58, greater than the guaranteed net asset value of at least $1,961.00 per Unit. The zero-coupon U.S. Treasury Securities matured and the Yield
       Pool was liquidated on August 31, 2003.  The proceeds from its liquidation were invested in and will continue to be used in the trading of Futures Interests without any guarantee with respect to the net asset value per Unit at any future date.

The Partnership began the year at a net asset value per Unit of $1,895.39 and returned 0.8% to $1,909.85 on December 31, 2006. For a more detailed description of the Partnership's business, see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards, and options. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures, forwards, and options pursuant to trading instructions provided by the Trading Advisor. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus, dated November 8, 1995 (the ?Prospectus?), incor-porated by reference in this Form 10-K, set forth below.

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

(d) Financial Information about Geographic Areas. The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades in futures, forwards, and options on foreign exchanges.
       (e) Available Information.  The Partnership files an
annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (?SEC?). You may read and copy any document filed by the Partnership at the SEC?s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website, however, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including the Partnership) file electronically with the SEC. The SEC?s website address is http://www.sec.gov.

Item 1A.  RISK FACTORS
The following risk factors contain forward-looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in ?Quantifying the Partnership?s Trading Value at Risk? in Item 7A ?Quantitative and Qualitative Disclosures About Market Risk? are deemed to be forward-looking statements for purposes of the safe harbor, except for statements
       of historical fact.  The qualitative disclosures, except for
(A) those disclosures that are statements of historical fact and
(B) the descriptions of how the Partnership manages its primary market risk exposure, in the ?Qualitative Disclosure Regarding Primary Trading Risk Exposures? in Item 7A ?Quantitative and Qualitative Disclosures About Market Risk? are deemed to be forward looking statements for purposes of the safe harbor.

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

Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.  PROPERTIES
The Partnership?s executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan Stanley DW

       offices utilized by the Partnership are located at 330
Madison Avenue, 8th Floor, New York, NY  10017.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

      	PART II


Item 5.  MARKET FOR REGISTRANT'S PARTNERSHIP UNITS AND RELATED
         SECURITY HOLDER MATTERS



(a) Market Information. There is no established public trading market for Units of the Partnership.

(b) Holders.  The number of holders of Units at December 31,
2006, was approximately 993.

(c) Distributions. No distributions have been made by the Partnership since it commenced operations on February 14, 1990. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of the Partnership?s profits.

       <table>
Item 6.  SELECTED FINANCIAL DATA (in dollars)







	      	                 For the Years Ended December 31,
               2006          2005         2004         2003         2002 _

Total Trading Results
including interest
income and change in
value of Yield Pool	 	 1,055,932 	    315,385      318,224   1,166,605	   1,960,508


Net Income (Loss)	 	   	   117,359	   (808,754)  (1,060,662)   (606,538)     110,813


Net Income (Loss)
for Tax and Net Asset
Valuation 			   	   117,359  	   (808,754)	  (1,060,662)    307,485	     827,229


Net Income (Loss)
Per Unit for Tax and
Net Asset Valuation
(Limited & General
Partners) 			     	     14.46  	     (74.61)	     (83.17)	      21.71 	       47.99


Total Assets 			14,304,353	 17,393,538   23,076,078	 27,321,957   35,535,999


Total Limited
Partners' Capital			13,798,864	 16,716,099   21,965,072	 26,207,748   33,867,872


Net Asset Value Per
Unit 				 	  1,909.85	   1,895.39     1,970.00	   2,053.17     2,031.46












	- 10 -

Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS&Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken

       nor liquidated unless traders are willing to affect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.
 These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for each of the three years in the period ended December 31, 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than
       in the context of the Trading Advisor's trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following:
The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Consolidated Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts, along with the ?Proceeds from Litigation Settlement?, constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Prior to August 31, 2003, the difference between the cost of the zero-coupon U.S. Treasury Securities and its market value was recorded as ?Change in value of Yield Pool?.
       Interest income, as well as management fees, incentive fees, brokerage fees, administrative expenses, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

The Partnership recorded total trading results including interest income totaling $1,055,932 and expenses totaling $938,074, and minority interest of $499, resulting in net income of $117,359 for the year ended December 31, 2006. The Partnership?s net asset value per Unit increased from $1,895.39 at December 31, 2005, to $1,909.85 at December 31, 2006. Total redemptions for the year were $3,033,032 and the Partnership?s ending capital was $14,005,185 at December 31, 2006, a decrease of $2,915,673 from ending capital at December 31, 2005, of $16,920,858.

The most significant trading gains of approximately 3.6% were recorded in the global stock index sector during January and March from long positions in U.S. and European equity index futures as prices trended higher on strong corporate earnings and solid economic data. During August and September, additional gains were
       experienced from long positions in U.S. and European equity index futures as prices advanced after a report by the U.S. Conference Board reporting a stronger than expected rebound in consumer confidence, as well as data showing increased merger and acquisition activity and solid corporate earnings in Europe.
During October, gains continued from long positions in U.S. and European stock index futures as prices moved higher amid declining energy prices and stronger than expected third quarter earnings.
In addition, U.S. equity index futures prices rose after the U.S. Federal Reserve?s decision to hold interest rates steady. Finally, gains were experienced during December from long positions in U.S. and European equity index futures as prices continued to move higher amid optimism about the future of the global economy. Further gains of approximately 0.9% were experienced within the metals markets, primarily during January and March, from long futures positions in copper, nickel, and zinc as prices strengthened amid weak supplies, forecasts for continued buying by China, and acceleration in global demand. During October, long positions in zinc futures resulted in further gains as prices rose amid labor protests in producer countries and news that inventories, tracked by the London Metal Exchange, had declined more than expected. Additional gains were recorded in December from short positions in copper futures as prices dropped after industrial output unexpectedly fell in the Euro-Zone
                                - 16 ?
       countries, signaling reduced demand for the metal.  Smaller gains of approximately 0.1% were recorded in the currency markets, primarily from short positions in the South African rand against the U.S. dollar as the rand trended lower during the second quarter amid falling commodities prices, news that South Africa?s Current-Account deficit had widened to a 24-year high, and expectations that the country?s Gross Domestic Product growth would be weaker than expected. During September, short positions in the Norwegian krone versus the euro resulted in additional gains as the value of the Norwegian krone moved lower on investor concern that a prolonged decline in oil prices might negatively affect the Norwegian economy. In addition, gains were experienced during the fourth quarter from short positions in the Australian dollar versus the New Zealand dollar as the value of the New Zealand dollar climbed higher as investors flocked to the higher yields available on the nation's government bonds. A portion of the Partnership?s overall gains for the year was offset by trading losses of approximately 1.6% in the global interest rate sector from short and long positions in European and U.S. fixed-income futures as prices moved without consistent direction amid uncertainty regarding the future of global interest rate policy. Additional losses were incurred from short positions in European interest rate futures as prices reversed higher during the second quarter after weakness in the equity markets created strong demand
                               - 17 ?
       for the safe-haven of fixed-income investments.  European interest rate futures prices were also pushed higher after the May ?ZEW? Institute survey showed investor confidence in Germany had fallen for a fourth straight month. Losses were extended in October and December from long positions in U.S. and European fixed-income futures as prices moved lower amid overall strength in the equity markets and speculation of further interest rate hikes by the U.S. Federal Reserve and European Central Bank. Further losses of approximately 0.4% were recorded in the energy markets during March from short positions in gas oil futures as prices moved higher on fears of supply disruptions fueled by news of geopolitical tensions in Nigeria. In May, newly established long positions in gas oil futures experienced additional losses as prices fell after supply data from the U.S. Department of Energy showed crude oil inventory levels were at an eight-year high. Gas oil prices continued to fall into June on news of the death of Iraqi insurgent leader Abu Musab al-Zarqawi and positive steps taken regarding the nuclear standoff between the U.S. and Iran, resulting in additional losses from long positions. During October and November, short positions in natural gas futures incurred losses as prices reversed higher on speculation of increased demand after weather forecasts called for colder weather in the U.S. Northeast. During December, losses were recorded from long positions in gas oil futures as prices weakened due to
       uncertainty regarding OPEC?s plan to cut production, a lower demand forecast, and mild winter temperatures across the U.S. Northeast. Smaller losses of approximately 0.3% were incurred during July in the agricultural markets from long positions in orange juice futures as prices moved lower after the U.S. Department of Agriculture reported an increase in orange juice production. Additional losses were incurred from newly established short positions in orange juice futures as prices reversed higher towards the end of the month on concerns regarding poor harvest due to hot weather and labor shortages. Finally, losses were incurred from both short and long positions in corn and lean hog futures as prices moved without consistent direction throughout a majority of the year due to conflicting news regarding supply and demand.

The Partnership recorded total trading results including interest income totaling $315,385 and expenses totaling $1,134,384, and minority interest of $10,245, resulting in a net loss of $808,754 for the year ended December 31, 2005. The Partnership?s net asset value per Unit decreased from $1,970.00 at December 31, 2004, to $1,895.39 at December 31, 2005. Total redemptions for the year were $4,538,899 and the Partnership?s ending capital was $16,920,858 at December 31, 2005, a decrease of $5,347,653 from ending capital at December 31, 2004, of $22,268,511.
       The most significant trading losses of approximately 1.6%
were recorded in the currency markets primarily during the first and third quarters. During the first quarter, losses stemmed from long positions in the Singapore dollar versus the U.S.
dollar as the U.S. dollar advanced due to expectations that the Chinese government would announce postponement of Chinese yuan re-valuation. Additional losses resulted during January from short U.S. dollar positions versus the South African rand and euro after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in U.S. trade deficit data, and speculation for higher U.S. interest rates. During February, short positions in the Singapore dollar and euro versus the U.S. dollar experienced losses as the U.S. dollar?s value declined amid news of disappointing U.S. economic data and proposed U.S. dollar reductions in foreign central bank currency reserves. Additional losses resulted during March from long positions in the Singapore dollar and euro versus the U.S.
dollar, as well as from outright short positions in the U.S. dollar index, after the value of the U.S. dollar reversed sharply higher supported by market expectations for, and the eventual increase in the U.S. federal funds rate by the U.S. Federal Reserve. The value of the U.S. dollar strengthened further following the release of a larger than expected increase in February consumer prices. During the latter half of August and
       September, losses were incurred from long positions in the
New Zealand dollar as the value of the New Zealand dollar declined on fears for an economic slow down in New Zealand. Smaller losses were incurred from long positions in the euro versus the U.S. dollar in September as the value of the euro was pulled down after the release of lower 2005 and 2006 growth estimates for the European economy and news that Germany?s incumbent Chancellor, Gerhard Schroeder, refused to concede defeat to the opposition leader, Angela Merkel, in the days after the election. During July and August, losses were recorded from positions in the Singapore dollar relative to the U.S. dollar as the value of the Singapore dollar moved in a trendless pattern. Finally in December, losses were incurred from short U.S. dollar positions against the New Zealand dollar after the New Zealand dollar?s value declined amid weaker than expected economic growth data combined with a lack of confidence for further interest rate hikes from the Reserve Bank of New Zealand. Within the global interest rates futures markets, losses of approximately 0.5% were recorded during July, August, and September from positions in U.S. fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the U.S., and volatility in energy prices. Further losses were experienced during November from short positions in U.S. interest rate futures as prices
       increased towards the beginning of the month after strong demand at government debt auctions. Later in November, U.S. fixed-income futures prices were pressured higher on reduced inflation fears and expectations that the U.S. Federal Reserve could potentially end its cycle of hiking interest rates in early 2006. Smaller losses in the global interest rate futures markets were recorded from positions in Canadian, Australian, and Japanese fixed-income futures. Smaller losses of approximately 0.3% were experienced in the agricultural markets from long positions in corn held during the first quarter after prices declined amid a stronger U.S. dollar and technically-based selling. In December, losses were recorded from short futures positions in corn after prices advanced on reports of strong demand and news of weaker than expected supplies. Additional losses resulted from long futures positions in cocoa held during the third quarter as prices moved lower on hopes for political stability in the Ivory Coast. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 0.7% recorded in the global stock index markets, during July and August from long positions in Japanese equity index futures as prices trended higher on optimism about the future of the Japanese economy. During September, long Japanese stock index futures positions experienced gains as prices increased sharply on positive comments from Bank of Japan Governor Toshihiko Fukui,
       who said the Japanese economy was in the process of
emerging from a soft patch. Smaller Partnership gains of approximately 0.3% were experienced in the energy markets primarily during March, August, and September from long futures positions in natural gas. During March, natural gas prices move higher in tandem with crude oil prices, after OPEC oil ministers stated that there were no plans to raise output at the March 16 meeting. Also strengthening natural gas prices was a report by the Energy Information Administration stating that U.S. inventories of gasoline and heating oil measured significantly lower than expected. During the third quarter, gains were recorded as natural gas prices climbed higher on supply and demand concerns after Hurricane Katrina struck the Gulf of Mexico. In the metals markets, gains of approximately 0.1% occurred from long positions in copper futures as prices trended higher throughout a majority of the year amid persistent demand from China.

The Partnership recorded total trading results including interest income totaling $318,224 and expenses totaling $1,391,404, and minority interest of $12,518, resulting in a net loss of $1,060,662 for the year ended December 31, 2004. The Partnership?s net asset value per Unit decreased from $2,053.17 at December 31, 2003, to $1,970.00 at December 31, 2004. Total redemptions for the year
       were $3,194,825 and the Partnership?s ending capital was
$22,268,511 at December 31, 2004, a decrease of $4,255,487 from ending capital at December 31, 2003, of $26,523,998.

The most significant trading losses of approximately 1.0% were recorded in the currency markets during the first nine months of the year. During the first quarter, long cross-rate positions in the Swiss franc versus the Japanese yen resulted in losses as the yen?s value reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. Long positions in the U.S. dollar index were also unprofitable as the U.S. dollar?s value declined due to a reduction in Bank of Japan intervention activity. During the second quarter, losses were incurred from long positions in the Japanese yen versus the U.S. dollar as the U.S. dollar surged following the release of stronger than expected U.S. jobs data. The yen also came under pressure from weakening efforts by Japanese government currency market interventions. Losses were also incurred from short U.S. dollar positions against the South African rand as the U.S. dollar benefited from rising U.S. interest rates and the perception that the U.S. economy was experiencing a sustainable recovery. During the third quarter, short cross-rate positions in the Australian dollar versus the Japanese yen incurred losses as the Australian currency reversed higher amid speculation for
       increases in Australian interest rates.  During August, losses were experienced from short positions in the Japanese yen versus the U.S. dollar, Swiss franc, Australian dollar, and the euro as the value of the yen moved higher due to higher Japanese equity prices and the release of positive Japanese economic data. During September, short positions in the Mexican peso versus the U.S. dollar resulted in losses as the U.S. dollar reversed lower amid perceptions that the U.S. Federal Reserve had reformed its outlook regarding aggressive increases in interest rates. Long positions in the Japanese yen versus the U.S. dollar also incurred losses during September as the yen declined from Japan?s swelling national debt and a reversal of the U.S. dollar?s value in response to a hike in U.S. interest rates. Additional losses of approximately 0.7% were recorded in the metals markets from positions in base metals. Long futures positions in nickel experienced losses as prices fell due to a strengthening of the U.S. dollar during January. Additionally, short nickel futures positions during May experienced losses as prices increased due to a weaker U.S. dollar and strong Asian demand. During the third quarter, further sector losses resulted from long nickel futures positions after prices declined amid a slowdown in demand from China. Smaller losses resulted from long futures positions in nickel during the fourth quarter as prices weakened amid concerns for demand and an advancing U.S. dollar. In the
       agricultural markets, losses of approximately 0.6% were incurred from positions in soybean oil, sugar, and cocoa. Short futures positions in soybean oil generated losses after prices reversed higher amid news of reduced supply, strong Chinese export demand, and rumors that U.S. soybean crops were possibly infected by a damaging fungus. Long futures positions in sugar incurred losses during October and November as prices for the commodity moved lower in response to technically-based selling and news of weaker demand. Elsewhere in the agricultural complex, losses were experienced from positions in cocoa as a result of ?whipsawing? in prices due to supply and demand concerns throughout a majority of the year. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 1.9% achieved in the global stock index markets, primarily during the fourth quarter from long positions in S&P 500 Index futures as prices advanced in response to a decline in oil prices, positive consumer sentiment, and an increase in corporate earnings. Additional gains of approximately 0.5% were recorded in the global interest rates markets during the first, third, and fourth quarters of the year from long positions in U.S. and European interest rate futures. During the first quarter, long positions benefited from a rally in bond prices sparked by low inflation and reduced concerns for increases in interest rates. Long positions also profited during the third
                               - 26 ?
       quarter as prices trended higher in response to a surge in oil prices, a drop in equity prices, and a conflicted economic picture generated by U.S. economic reports. Further gains from long positions in European interest rates were recorded in the fourth quarter as prices continued to trend higher for the aforementioned reasons, in addition to the rise in the value of the euro, which created strong demand for euro-denominated investments. Smaller gains of approximately 0.3% were experienced in the energy markets. During a majority of the year, long positions in crude oil behaved well as prices trended higher due to consistent news of tight supply, continuing geopolitical concerns in the Middle East, concerns that top Russian oil producer, Yukos, might break up or stop selling oil, production disruptions in the Gulf of Mexico, growing civil unrest in Nigeria, and the threat of a national strike in Norway.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2006 trading results, refer to the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2006, which is incorporated by reference to Exhibit
13.01 of this Form 10-K.

The Partnership's gains and losses are allocated among its partners for income tax purposes.
       Off-Balance Sheet Arrangements and Contractual
Obligations.    The Partnership does not have any off-balance
sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Market Risk.
The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership trades Futures Interests. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and the Trading Advisor was unable to offset positions of the Partnership, the Partnership could lose all of its assets and limited partners would realize a 100% loss.

In addition to the Trading Advisor's internal controls, the Trading Advisor must comply with the Partnership?s trading policies that include standards for liquidity and leverage that must be maintained. The Trading Advisor and Demeter monitor the Partnership's trading activities to ensure compliance with the
       trading policies and Demeter can require the Trading Advisor to modify positions of the Partnership if Demeter believes they violate the Partnership's trading policies.

Credit Risk.
In addition to market risk, in entering into futures, forward, and options contracts, there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures, forward, and options contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member?s customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades affected for the broker?s

       customers.  In cases where the Partnership trades off-
exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract?s counterparty.

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

Second, the Partnership?s trading policies limit the amount of its Net Assets that can be committed at any given time to futures contracts and require a minimum amount of diversification in the Partnership?s trading, usually over several different products and exchanges. Historically, the Partnership?s exposure to any one exchange has typically amounted to only a small percentage of its total Net Assets and on those relatively few occasions where the Partnership?s credit exposure climbs above such level, Demeter deals with the situation on a case by case basis, carefully
       weighing whether the increased level of credit exposure remains appropriate. Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The Partnership presently deals with MS&Co. as the sole counterparty on forward contracts.

For additional information, see the ?Financial Instruments?
section under ?Notes to Consolidated Financial Statements? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2006, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership?s operations.

New Accounting Developments.
In July 2006, The Financial Accounting Standards Board (?FASB?) issued Interpretation No. 48, ?Accounting for Uncertainty in
Income Taxes ? an interpretation of FASB Statement 109? (?FIN
48?).  FIN 48 clarifies the accounting for income taxes by
       prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact to the Partnership?s Financial Statements, if any, is currently being assessed.

In September 2006, the FASB issued SFAS No. 157, ?Fair Value Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008. The impact to the Partnership?s Financial Statements, if any, is currently being assessed.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, ?Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements? (?SAB No. 108?) to provide guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires a company to apply an approach that considers the amount by which the current year income statement is misstated (?rollover approach?) and an approach that considers the cumulative amount by which the current year balance sheet is misstated (?iron-curtain approach?). Prior to the issuance of SAB No. 108, many companies applied either the
       rollover or iron-curtain approach, for purposes of assessing materiality of misstatements. SAB No. 108 is effective for the Partnership as of January 1, 2007. Upon adoption, SAB No. 108 allows a one-time cumulative effect adjustment against Partners? Capital for those prior year misstatements that were not material under the Partnership?s prior approach, but are deemed material under the SAB No. 108 approach. Demeter does not expect the adoption of SAB No. 108 to have a material impact on the Partnership?s Financial Statements.


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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial
       instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co.

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

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
       1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100.
       VaR typically does not represent the worst case outcome.
Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.
       The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at December 31, 2006 and 2005.
At December 31, 2006 and 2005, the Partnership?s total capitalization was approximately $14 million and $17 million, respectively.

Primary Market 	  December 31, 2006	   December 31, 2005
Risk Category	  	    Value at Risk	     Value at Risk
Equity				   (0.91)%		   (1.37)%
Interest Rate		  	   (0.90)			   (0.89)
Currency		 	        (0.14)    		   (0.05)
Commodity		  		   (0.20) 		   (0.12)
Aggregate Value at Risk 	   (1.41)%			   (1.51)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time
       period, or even within a single trading day.  Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2006, VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from January 1, 2006, through December 31, 2006.

Primary Market Risk Category      High        Low        Average
Equity                     	   (1.56)%	(0.57)%	   (1.04)%
Interest Rate				   (1.38)		(0.35)	   (0.88)
Currency  				   (0.22)		(0.04)	   (0.12)
Commodity 				   (0.20)		(0.12)	   (0.17)
Aggregate Value at Risk          (2.10)%	(0.75)%	   (1.40)%


Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging
activities, and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the
methodology?s limitations, which include, but may not be limited to the following:
-	39 ?

*	past changes in market risk factors will not always result
in accurate predictions of the distributions and
correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;
*	VaR results reflect past market fluctuations applied to
current trading positions while future risk depends on
future positions;
*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
*	the historical market risk factor data used for VaR
estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk or ruin?.

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at December 31, 2005, and for the four quarter-end reporting periods during calendar year 2006. VaR is
                                - 40 ?
       not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of December 31, 2006, such amount is equal to approximately 97% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage,
       optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s
Net Assets.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2006 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at December 31, 2006, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2006, the Partnership?s primary exposures were to the S&P 500 (U.S.), NIKKEI 225 (Japan), DAX (Germany), SPI 200 (Australia), and RUSSELL 2000 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, Japanese, and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

       Interest Rate.  The second largest market exposure of the
Partnership at December 31, 2006, was to the global interest rate sector. Exposure was primarily spread across the New Zealand, U.S., and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., New Zealand. Demeter anticipates that the G-7 countries interest rates, as well as New Zealand interest rates, will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At December 31, 2006, the Partnership had market exposure to the currency sector. Exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical
       pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2006, the Partnership?s major exposures were to the euro and Norwegian krone currency crosses, as well as outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. The third largest market exposure of the Partnership at December 31, 2006, was to the markets that comprise these sectors. Most of the exposure was to the soybean meal, live cattle, soybeans, lean hogs, cotton, orange juice, corn, coffee, and wheat markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

       Energy.  At December 31, 2006, the Partnership had
market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in oil related products and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At December 31, 2006, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as copper and precious metals, such as gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at December 31, 2006, were in Japanese yen, Hong Kong dollars, British pounds, euros, Norwegian kroner, New Zealand dollars, South African rand, and Canadian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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


Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

          Total Trading Results
Quarter	     including 		   	     	    Net Income/(Loss)
Ended 	  interest income   Net Income/(Loss)      Per Unit

2006
March 31 	    $  303,629	       $    56,802	   	 $   6.77
June 30           86,432	          (147,323)		   (19.19)
September 30     438,098	           207,297	  	    27.09
December 31	  227,773	               583	  	    (0.21)

Total		    $1,055,932        $   117,359	 	 $  14.46

2005
March 31 	    $ (461,433)	       $  (754,614)	   	 $ (68.50)
June 30          424,660	           134,772		    13.27
September 30      26,425	          (250,659)	  	   (25.60)
December 31	  325,733	            61,747	  	     6.22

Total		    $  315,385        $  (808,754)	 	 $ (74.61)
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
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


Management?s Report on Internal Control Over Financial Reporting
Demeter is responsible for the management of the Partnership.

Management of Demeter (?Management?) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of
       Financial Statements for external purposes in accordance with generally accepted accounting principles.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
       Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership?s internal control over financial reporting as of December 31, 2006. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2006.

Deloitte & Touche LLP, the Partnership?s independent registered public accounting firm, has issued an attestation report on Management?s assessment of the Partnership?s internal control over financial reporting and on the effectiveness of the Partnership?s internal control over financial reporting. This report, which expresses an unqualified opinion on Management?s assessment and on the effectiveness of the Partnership?s internal control over financial reporting, appears under ?Report of Independent Registered Public Accounting Firm? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2006.

       Item 9B.  OTHER INFORMATION
None.

       PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter, its general partner.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Effective May 1, 2006, Mr. Walter Davis, age 41, is a Director, Chairman of the Board of Directors, and President of Demeter. Mr. Davis is an Executive Director of Morgan Stanley and the Director of Morgan Stanley?s Managed Futures Department. Prior to joining Morgan Stanley in 1999, Mr. Davis worked for Chase Manhattan Bank?s Alternative Investment Group. Throughout his career, Mr. Davis has been involved with the development, management, and marketing of a diverse array of commodity pools, hedge funds, and other alternative investment funds. Mr. Davis received an MBA in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a B.A. in Economics from the University of the South in 1987.

Effective December 5, 2002, Mr. Frank Zafran, age 51, is a Director of Demeter. Mr. Zafran is a Managing Director of Morgan Stanley and, in November 2005, was named Managing Director of Wealth Solutions. Previously, Mr. Zafran was Chief Administrative Officer of Morgan Stanley?s Client Solutions Division. Mr. Zafran
       joined the firm in 1979 and has held various positions in
Corporate Accounting and the Insurance Department, including Senior Operations Officer ? Insurance Division, until his appointment in 2000 as Director of Retirement Plan Services, responsible for all aspects of 401(k) Plan Services, including marketing, sales, and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Effective March 31, 2003, Mr. Douglas J. Ketterer, age 41, is a Director of Demeter. Mr. Ketterer is a Managing Director of Morgan Stanley and is head of Morgan Stanley?s Managed Money Group. The Managed Money Group is comprised of a number of departments (including the Alternative Investments Group, Consulting Services Group, and Mutual Fund Department) which offer products and services through Morgan Stanley?s Global Wealth Management Group. Mr. Ketterer joined Morgan Stanley in 1990 and has served in many roles in the corporate finance/investment banking, asset management, and distribution divisions of the firm. Mr. Ketterer received his MBA from New York University?s Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

Effective May 1, 2005, Mr. Harry Handler, age 48, is a Director of Demeter. Mr. Handler serves as an Executive Director of Morgan Stanley?s Global Wealth Management Group. Mr. Handler works in Morgan Stanley?s Capital Markets Division as Equity Risk Officer.
       Additionally, Mr. Handler also serves as Chairman of the
Morgan Stanley DW Best Execution Committee and manages the Global Wealth Management Group?s Stock Lending business. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk for Dean Witter, a predecessor company to Morgan Stanley. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation of Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals as an Assistant to the Chairman. His roles at Mocatta Metals included stints on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean?s List from the University of Wisconsin-Madison with a B.A. degree and a double major in History and Political Science.

Effective May 1, 2006, Mr. Richard D. Gueren, age 45, is a Director of Demeter. Mr. Gueren is Executive Director, Retail
Options and Transactional Futures at Morgan Stanley. He is responsible for marketing the options product to the firm?s approximately 400 offices and 8,000 Financial Advisors. Mr. Gueren first joined Dean Witter in August 1986, as a member of the
       Options Strategy/Trading team.  In 1997, Dean Witter merged with Morgan Stanley. Mr. Gueren is the firm?s Senior Registered Options Principal. He is a member of several Morgan Stanley committees, including the firm?s National Error Committee and Best Execution Committee. He is an advisory member to the Credit & Risk Committee. Mr. Gueren is also an active member of several exchange and industry committees, including the Retail Advisory committees for the Chicago Board Options Exchange, the American Stock Exchanges, the Philadelphia Stock Exchange, the Pacific Stock Exchange, and the International Securities Exchange. Mr. Gueren is also an Industry Arbitrator for the NASD and has been seated on numerous industry cases over the past eight years. He has also been asked to testify as an expert witness regarding options on numerous occasions. Mr. Gueren holds a Bachelor of Science in Economics from the University of Hartford.

Effective May 1, 2006, Mr. Michael P. McGrath, age 38, is a Director of Demeter. Mr. McGrath is a Managing Director and the Director of Product Development for Morgan Stanley?s Global Wealth Management Group. In this role, Mr. McGrath oversees the flow of new products and services being offered through Global Wealth Management in the United States. He coordinates the firm?s New Product Committee as well as being a voting member on the committee. He is also a voting member of the Global Wealth Management Alternative Investments Due Diligence Committee, the Global Wealth Management Insurance Due Diligence Committee, and
       the Portfolio Architect Oversight Committee, and is a member of the Global Advisor Research Due Diligence Committee. Mr. McGrath joined Morgan Stanley in 2004, after three years with Nuveen Investments, a publicly traded investment management company headquartered in Chicago, Illinois. At Nuveen, Mr. McGrath served as a Managing Director and oversaw the development of alternative investment products catering to the ultra-high net worth investor. Mr. McGrath received his B.A. degree from Saint Peters College in 1990 and his MBA in Finance from New York University in 1996.

Effective May 1, 2006, Mr. Andrew Saperstein, age 39, is a Director of Demeter. Mr. Saperstein is Chief Operating Officer of National Sales for Morgan Stanley?s Global Wealth Management Group, and serves as a member of the group?s Executive Committee.
One of the largest businesses of its kind in the world with $640 billion in client assets, the Global Wealth Management Group provides a range of wealth management products and services to individuals, businesses, and institutions. These include brokerage and investment advisory services, financial and wealth planning, credit and lending, banking and cash management, annuities and insurance, retirement and trust. Prior to joining Morgan Stanley in March 2006, Mr. Saperstein was with Merrill Lynch as First Vice President and Chief Operating Officer of the Direct Division, and served as a member of the Global Private Client Executive Committee. In this capacity, he was responsible
       for the oversight of the online brokerage unit and the
Financial Advisory Center, including the Retail Client Relationship Management group, the Services, Operations and Technology group, the Client Acquisition team, and the Business Development and Analysis team. Mr. Saperstein joined Merrill Lynch in November 2001. Prior to Merrill Lynch, Mr. Saperstein was a partner in the Financial Institutions group of McKinsey & Co. Additionally, he served as co-leader of both the North American Asset Management and Brokerage Practice and North American Recruiting. Mr. Saperstein graduated cum laude from Harvard Law School and summa cum laude from the Wharton School/College of Arts and Sciences at the University of Pennsylvania with a dual degree in Economics and Finance.

Effective September 22, 2006, Mr. Jacques Chappuis, age 37, is a Director of Demeter. Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investments of Morgan Stanley?s Global Wealth Management Group. Prior to joining Morgan Stanley in 2006, Mr. Chappuis was Head of Alternative Investments for Citigroup?s Global Wealth Management Group and prior to that, a Managing Director at Citigroup Alternative Investments. Before joining Citigroup, Mr. Chappuis was a consultant at the Boston Consulting Group, where he focused

       on the financial services sector, and a corporate finance
Associate at Bankers Trust Company. Mr. Chappuis received an MBA in Finance, with honors, from the Columbia University Graduate School of Business in 1998 and a B.A. in finance from Tulane University in 1991.

Effective November 6, 2006, Mr. Lee Horwitz, age 55, is the Chief Financial Officer of Demeter and a Principal of Demeter. Mr. Horwitz currently serves as an Executive Director within Morgan Stanley?s Financial Control Group. Mr. Horwitz joined Morgan Stanley in March 1984 and has held a variety of positions throughout Morgan Stanley?s organization during his tenure. Mr. Horwitz received a B.A. degree from Queens College and an MBA from Rutgers University. Mr. Horwitz is a Certified Public Accountant.

All of the foregoing directors have indefinite terms.

Effective May 1, 2006, Mr. Jeffrey A. Rothman resigned his position as a Director of Demeter.

Effective May 1, 2006, Mr. Richard A. Beech resigned his position as a Director of Demeter.

       Effective May 1, 2006, Ms. Shelley Hanan resigned her position as a Director of Demeter.

Effective November 6, 2006, Mr. Kevin Perry resigned his position as Chief Financial Officer of Demeter.

The Audit Committee
The Partnership is operated by its general partner, Demeter, and has no audit committee and, thus, no audit committee financial expert.

Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership?s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Demeter. The President, Chief Financial Officer, and each member of the Board of Directors of Demeter are employees of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley?s website at http://www.morganstanley.com/ourcommitment/ code of conduct.html.

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.


Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED SECURITY HOLDER MATTERS


(a) Security Ownership of Certain Beneficial Owners - At December 31, 2006, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2006,
Demeter owned 108.030 Units of general partnership interest, representing a 1.47 percent interest in the Partnership.


(c)	Changes in Control ? None.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
		DIRECTOR INDEPENDENCE
Refer to Note 2 - "Related Party Transactions" of "Notes to Consolidated Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2006,
                              - 61 ?
       which is incorporated by reference to Exhibit 13.01 of this
Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage fees (paid and accrued by the Partnership) of $619,616 for the year ended December 31, 2006.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Partnership pays all accounting fees as discussed in Note 1 to the Consolidated Financial Statements, ?Operating Expenses?, in the Annual Report to the Limited Partners for the year ended December
31, 2006.

(1)	Audit Fees.  The aggregate fees for professional services
rendered by Deloitte & Touche LLP in connection with their audit of the Partnership?s Consolidated Financial Statements and review of the Consolidated Financial Statements included in our Quarterly Reports on Form 10-Q, audit of Management?s assessments on the effectiveness of the internal control over financial reporting, and in connection with statutory and regulatory filings were approximately $50,307 for the year ended December 31, 2006, and $47,597 for the year ended December 31, 2005.

(2)	Audit-Related Fees.  None.

(3)	 Tax Fees.  The Partnership did not pay Deloitte & Touche LLP
any amounts in 2006 and 2005 for professional services in connection with tax compliance, tax advice, and tax planning. The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4)  All Other Fees.  None.


Because the Partnership has no audit committee, the Board of Directors of Demeter, its general partner, functions as the audit committee with respect to the Partnership. The Board of Directors of Demeter has not established pre-approval policies and procedures with respect to the engagement of audit or permitted non-audit services rendered to the Partnership. Consequently, all audit and permitted non-audit services provided by Deloitte & Touche LLP are approved by the Board of Directors of Demeter and communicated to Morgan Stanley.

PART IV
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.  Listing of Financial Statements
The following Financial Statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2006, are incorporated by reference to
Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered
public accounting firm, for the years ended December 31, 2006, 2005, and 2004.

-	Consolidated Statements of Financial Condition, including
the Consolidated Schedules of Investments, as of December
31, 2006 and 2005.

-	Consolidated Statements of Operations, Consolidated
Statements of Changes in Partners? Capital, and
Consolidated Statements of Cash Flows for the years ended
December 31, 2006, 2005, and 2004.

-	Notes to Consolidated Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual
Report to Limited Partners for the year ended December 31, 2006, is not deemed to be filed with this report.

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

					MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
						(Registrant)

					BY:  Demeter Management Corporation,
						General Partner

March 23, 2007			BY: /s/	Walter Davis
					 		Walter Davis,
							President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/ 	Walter Davis	                    		March 23, 2007
	  	Walter Davis, President

    /s/    Frank Zafran       	             		March 23, 2007
           Frank Zafran, Director

    /s/    Douglas J. Ketterer   	             		March 23, 2007
           Douglas J. Ketterer, Director

    /s/    Harry Handler		           		March 23, 2007
	    	Harry Handler, Director

    /s/ 	Richard Gueren        		         		March 23, 2007
	 	Richard Gueren, Director

    /s/	Michael McGrath		                 	March 23, 2007
	  	Michael McGrath, Director

    /s/  	Andrew Saperstein	                 	March 23, 2007
	    	Andrew Saperstein, Director

    /s/  	Jacques Chappuis		                 	March 23, 2007
	    	Jacques Chappuis, Director

    /s/  	Lee Horwitz			                 	March 23, 2007
	    	Lee Horwitz, Chief Financial Officer

EXHIBIT INDEX

ITEM

3.01		Amended and Restated Limited Partnership Agreement of the
Partnership, dated as of August 29, 1995, is incorporated by reference to Exhibit 3.01 and Exhibit 3.02 of the Partnership's Registration Statement (File No. 33-95414) on
Form S-1.

3.02		Certificate of Limited Partnership, dated August 24, 1989, is filed herewith.

	3.02(a)Certificate of Amendment to the Certificate of Limited Partnership, dated July 20, 2006 (changing its name from Dean
Witter Principal Plus Fund L.P.), is incorporated by reference to Exhibit 3.02 of the Partnership's Form 8-K (File
No. 0-18314) filed with the Securities and Exchange
Commission on July 26, 2006.

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

10.04	Commodity Futures Customer Agreement between MS&Co. and the
Partnership, and acknowledged and agreed to by Morgan Stanley
DW, dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership?s Form 8-K (File No. 0-
18314) filed with the Securities and Exchange Commission on November 13, 2001.

10.05	Customer Agreement between the Partnership and MSIL, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.04 of the Partnership?s Form 8-K (File No. 0-18314) filed with the Securities and Exchange Commission on November 13, 2001.

10.06	Foreign Exchange and Options Master Agreement between MS&Co.
and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the Partnership?s Form 8-K (File No. 0-18314) filed with the
Securities and Exchange Commission on November 13, 2001.

 10.07	Securities Account Control Agreement among the
Partnership, MS&Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership?s Form 8-K (File No. 0-18314) filed with the Securities and Exchange Commission on November
13, 2001.

	13.01	December 31, 2006, Annual Report to Limited Partners is
filed herewith.

31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

32.01	Certification of President of Demeter Management Corpor-
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

                                                                      Principal
                                                                           Plus
                                                                           Fund

            December 31, 2006
            Annual Report

    [LOGO] Morgan Stanley

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the inception-to-date return and the compound annualized return since inception for the Fund. Past performance is no guarantee of future results.

                                                                                                                  INCEPTION-
                                                                                                                   TO-DATE
                   1990      1991 1992 1993 1994  1995 1996  1997 1998 1999  2000 2001 2002 2003 2004  2005  2006   RETURN
FUND                %         %    %    %    %     %    %     %    %    %     %    %    %    %    %     %     %       %
-----------------------------------------------------------------------------------------------------------------------------
Principal Plus
 Fund.........      7.5      10.4 9.4  11.6 (8.6) 18.0 (5.3) 15.4 10.5 (3.8) 7.0  2.1  2.4  1.1  (4.1) (3.8) 0.8     91.0
               (10 1/2 mos.)
-----------------------------------------------------------------------------------------------------------------------------

                COMPOUND
               ANNUALIZED
                 RETURN
FUND               %
-------------------------
Principal Plus
 Fund.........    3.9

-------------------------

DEMETER MANAGEMENT CORPORATION

330 Madison Avenue, 8th Floor
New York, NY 10017
Telephone (212) 905-2700

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
ANNUAL REPORT
2006

Dear Limited Partner:

  This marks the seventeenth annual report for the Morgan Stanley Principal Plus Fund L.P. (formerly Dean Witter Principal Plus Fund L.P.) (the "Fund"). The Fund began the year at a Net Asset Value per Unit of $1,895.39 and returned 0.8% to $1,909.85 on December 31, 2006. The Fund has increased by 91.0% since it began trading in February 1990 (a compound annualized return of 3.9%).

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

  Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, 330 Madison Avenue, 8th Floor, New York, NY 10017, or your Morgan Stanley Financial Advisor.

  I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is no guarantee of future results.

Sincerely,

/s/ Walter J. Davis
Walter J. Davis
Chairman of the Board of Directors and President
Demeter Management Corporation,
General Partner of
Morgan Stanley Principal Plus Fund L.P.

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

                                        [CHART]

                   YTD               ROR
-----------------------------------------
Currencies        0.10%
Interest Rates   -1.57%
Stock Indices     3.57%
Energies         -0.44%
Metals            0.88%
Agriculturals    -0.30%


Note:Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant trading gains were recorded in the global stock index sector during January and March from long positions in U.S. and European equity index futures as prices trended higher on strong corporate earnings and solid economic data. During August and September, additional gains were experienced from long positions in U.S. and European equity index futures as prices advanced after a report by the U.S. Conference Board reported a stronger than expected rebound in consumer confidence, as well as data showing increased merger and acquisition activity and solid corporate earnings in Europe. During October, gains continued from long positions in U.S. and European stock index futures as prices moved higher amid declining energy prices and stronger than expected third quarter earnings. In addition, U.S. equity index futures prices rose after the U.S. Federal Reserve's decision to hold interest rates steady. Finally, gains were experienced during December from long positions in U.S. and European equity index futures as prices continued to move higher amid optimism about the future of the global economy.

.. Further gains were experienced within the metals markets, primarily during January and March, from long futures positions in copper, nickel, and zinc as prices strengthened amid weak supplies, forecasts for continued buying by China, and acceleration in global demand. During October, long positions in zinc futures resulted in further gains as prices rose amid labor protests in producer countries and news that inventories, tracked by the London Metal Exchange, had declined more than expected. Additional gains were recorded in December from short positions in copper futures as prices dropped after industrial output unexpectedly fell in the Euro-Zone countries, signaling reduced demand for the metal.

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
FACTORS INFLUENCING ANNUAL TRADING GAINS: (continued)


.. Smaller gains were recorded in the currency markets, primarily from short positions in the South African rand against the U.S. dollar as the rand trended lower during the second quarter amid falling commodities prices, news that South Africa's Current-Account deficit had widened to a 24-year high, and expectations that the country's Gross Domestic Product growth would be weaker than expected. During September, short positions in the Norwegian krone versus the euro resulted in additional gains as the value of the Norwegian krone moved lower on investor concern that a prolonged decline in oil prices might negatively affect the Norwegian economy. In addition, gains were experienced during the fourth quarter from short positions in the Australian dollar versus the New Zealand dollar as the value of the New Zealand dollar climbed higher as investors flocked to the higher yields available on the nation's government bonds.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Trading losses were recorded in the global interest rate sector from short and long positions in European and U.S. fixed-income futures as prices moved without consistent direction amid uncertainty regarding the future of global interest rate policy. Additional losses were incurred from short positions in European interest rate futures as prices reversed higher during the second quarter after weakness in the equity markets created strong demand for the safe-haven of fixed-income investments. European interest rate futures prices were also pushed higher after the May "ZEW" Institute survey showed investor confidence in Germany had fallen for a fourth straight month. Losses were extended in October and December from long positions in U.S. and European fixed-income futures as prices moved lower amid overall strength in the equity markets and speculation of further interest rate hikes by the U.S. Federal Reserve and European Central Bank.

.. Further losses were recorded in the energy markets during March from short positions in gas oil futures as prices moved higher on fears of supply disruptions fueled by news of geopolitical tensions in Nigeria. In May, newly established long positions in gas oil futures experienced additional losses as prices fell after supply data from the U.S. Department of Energy showed crude oil inventory levels were at an eight-year high. Gas oil prices continued to fall into June on news of the death of Iraqi insurgent leader Abu Musab al-Zarqawi and positive steps taken regarding the nuclear standoff between the U.S. and Iran, resulting in additional losses from long positions. During October and November, short positions in natural gas futures incurred losses as prices reversed higher on speculation of increased demand after weather forecasts called for colder weather in the U.S. Northeast. During December, losses were recorded from long positions in gas oil futures as prices weakened due to uncertainty regarding OPEC's plan to cut production, a lower demand forecast, and mild winter temperatures across the U.S. Northeast.

.. Smaller losses were incurred during July in the agricultural markets from long positions in orange juice futures as prices moved lower after the U.S. Department of Agriculture reported an increase in orange juice production. Additional losses were incurred from newly established short positions in orange juice futures as prices reversed higher towards the end of the month on concerns regarding poor harvest due to hot weather and labor shortages. Finally, losses were incurred from both short and long positions in corn and lean hog futures as prices moved without consistent direction throughout a majority of the year due to conflicting news regarding supply and demand.

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

  Demeter Management Corporation ("Demeter"), the general partner of Morgan Stanley Principal Plus Fund L.P. (formerly Dean Witter Principal Plus Fund
L.P.) (the "Partnership"), is responsible for the management of the Partnership.

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

  Management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2006. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2006.

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

/s/ Walter J. Davis
Walter J. Davis
President
Demeter Management Corporation

/s/ Lee Horwitz
Lee Horwitz
Chief Financial Officer
Demeter Management Corporation

New York, New York
March 9, 2007

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner:

  We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Morgan Stanley Principal Plus Fund L.P. (formerly Dean Witter Principal Plus Fund L.P.) (the "Partnership") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership's internal control over financial reporting based on our audit.

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

  In our opinion, management's assessment that the Partnership maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Partnership and our report dated March 9, 2007 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
March 9, 2007

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner:

  We have audited the accompanying consolidated statements of financial condition of Morgan Stanley Principal Plus Fund L.P. (formerly Dean Witter Principal Plus Fund L.P.) (the "Partnership") and its subsidiary Morgan Stanley Principal Plus Fund Management L.P. (formerly Dean Witter Principal Plus Fund Management L.P.) (the "Trading Company"), including the consolidated schedules of investments, as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Partnership and the Trading Company at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 1, in 2006 and 2005, the Partnership modified its classification of cash within the statements of cash flows.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Partnership's internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
March 9, 2007

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                     DECEMBER 31,
                                                ---------------------
                                                   2006       2005
                                                ---------- ----------
                                                    $          $
                               ASSETS
Equity in futures interests trading accounts:
  Unrestricted cash                             13,545,110 16,730,219
  Restricted cash                                  681,672    720,459
                                                ---------- ----------
    Total cash                                  14,226,782 17,450,678
                                                ---------- ----------
  Net unrealized gain on open contracts
   (MSIL)                                           11,335     11,578
  Net unrealized gain (loss) on open contracts
   (MS&Co.)                                         10,199   (122,269)
                                                ---------- ----------
    Total net unrealized gain (loss) on open
     contracts                                      21,534   (110,691)
                                                ---------- ----------
    Total Trading Equity                        14,248,316 17,339,987
Interest receivable (Morgan Stanley DW)             56,037     53,551
                                                ---------- ----------
    Total Assets                                14,304,353 17,393,538
                                                ========== ==========

                  LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

Redemptions payable                                137,293    277,078
Accrued administrative expenses                     99,434    120,879
Accrued brokerage fees (Morgan Stanley DW)          47,350     57,576
Accrued management fees                             11,838     14,393
                                                ---------- ----------
    Total Liabilities                              295,915    469,926
                                                ---------- ----------
Minority Interest                                    3,253      2,754
                                                ---------- ----------

PARTNERS' CAPITAL

Limited Partners (7,225.105 and 8,819.337
 Units, respectively)                           13,798,864 16,716,099
General Partner (108.030 Units)                    206,321    204,759
                                                ---------- ----------
    Total Partners' Capital                     14,005,185 16,920,858
                                                ---------- ----------
    Total Liabilities and Partners' Capital     14,304,353 17,393,538
                                                ========== ==========

NET ASSET VALUE PER UNIT                          1,909.85   1,895.39
                                                ========== ==========

  The accompanying notes are an integral part of these consolidated financial statements.

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED
                                              DECEMBER 31,
                                    -------------------------------
                                      2006       2005       2004
                                    --------  ---------  ----------
                                       $          $          $
INVESTMENT INCOME
Interest income (Morgan Stanley DW)  670,065    533,955     286,825
                                    --------  ---------  ----------
EXPENSES
Brokerage fees (Morgan Stanley DW)   619,616    777,878     985,617
Management fees                      154,904    194,470     246,404
Administrative expenses              115,000    125,000     117,000
Transaction fees and costs            48,554     37,036      42,383
                                    --------  ---------  ----------
   Total Expenses                    938,074  1,134,384   1,391,404
                                    --------  ---------  ----------
NET INVESTMENT LOSS                 (268,009)  (600,429) (1,104,579)
                                    --------  ---------  ----------
TRADING RESULTS
Trading profit (loss):
  Realized                           253,642     43,091     703,588
  Net change in unrealized           132,225   (268,415)   (679,302)
                                    --------  ---------  ----------
                                     385,867   (225,324)     24,286
Proceeds from Litigation Settlement    --         6,754       7,113
                                    --------  ---------  ----------
   Total Trading Results             385,867   (218,570)     31,399
                                    --------  ---------  ----------
NET INCOME (LOSS) BEFORE
 MINORITY INTEREST                   117,858   (818,999) (1,073,180)
Less: Minority interest                  499    (10,245)    (12,518)
                                    --------  ---------  ----------
NET INCOME (LOSS)                    117,359   (808,754) (1,060,662)
                                    ========  =========  ==========

NET INCOME (LOSS) ALLOCATION:
Limited Partners                     115,797   (798,146) (1,047,851)
General Partner                        1,562    (10,608)    (12,811)

NET INCOME (LOSS) PER UNIT:
Limited Partners                       14.46     (74.61)     (83.17)
General Partner                        14.46     (74.61)     (83.17)

  The accompanying notes are an integral part of these consolidated financial statements.

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

                    UNITS OF
                   PARTNERSHIP  LIMITED    GENERAL
                    INTEREST    PARTNERS   PARTNER     TOTAL
                   ----------- ----------  -------  ----------
                                   $          $          $
Partners' Capital,
December 31, 2003  12,918.544  26,207,748  316,250  26,523,998
Net loss               --      (1,047,851) (12,811) (1,060,662)
Redemptions        (1,614.743) (3,194,825)    --    (3,194,825)
                   ----------  ----------  -------  ----------
Partners' Capital,
December 31, 2004  11,303.801  21,965,072  303,439  22,268,511
Net loss               --        (798,146) (10,608)   (808,754)
Redemptions        (2,376.434) (4,450,827) (88,072) (4,538,899)
                   ----------  ----------  -------  ----------
Partners' Capital,
December 31, 2005   8,927.367  16,716,099  204,759  16,920,858
Net income             --         115,797    1,562     117,359
Redemptions        (1,594.232) (3,033,032)    --    (3,033,032)
                   ----------  ----------  -------  ----------
Partners' Capital,
December 31,2006    7,333.135  13,798,864  206,321  14,005,185
                   ==========  ==========  =======  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                FOR THE YEARS ENDED DECEMBER 31,
                               ----------------------------------
                                  2006        2005        2004
                               ----------  ----------  ----------
                                   $           $           $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                 117,359    (808,754) (1,060,662)
Noncash items included in
 net income (loss):
  Net change in unrealized       (132,225)    268,415     679,302
(Increase) decrease in
 operating assets:
  Restricted cash                  38,787     484,122     161,154
  Interest receivable
   (Morgan Stanley DW)             (2,486)    (16,803)    (16,580)
  Net option premiums              --          --         (11,000)
Increase (decrease) in
 operating liabilities:
  Accrued administrative
   expenses                       (21,445)      1,323     (92,407)
  Accrued brokerage fees
   (Morgan Stanley DW)            (10,226)    (18,946)    (13,845)
  Accrued management fees          (2,555)     (4,737)     (3,462)
                               ----------  ----------  ----------
Net cash used for operating
 activities                       (12,791)    (95,380)   (357,500)
                               ----------  ----------  ----------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Increase (decrease) in
 minority interest                    499     (10,246)    (12,518)
Cash paid for redemptions of
 Units                         (3,172,817) (4,841,180) (3,062,985)
                               ----------  ----------  ----------
Net cash used for financing
 activities                    (3,172,318) (4,851,426) (3,075,503)
                               ----------  ----------  ----------

Net decrease in unrestricted
 cash                          (3,185,109) (4,946,806) (3,433,003)

Unrestricted cash at beginning
 of period                     16,730,219  21,677,025  25,110,028
                               ----------  ----------  ----------

Unrestricted cash at end of
 period                        13,545,110  16,730,219  21,677,025
                               ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

CONSOLIDATED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2006 AND 2005

                                    LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:        GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS  GAIN/(LOSS)
------------------------------      --------------- ------------- ---------------- ------------- --------------
2006 PARTNERSHIP NET ASSETS:
$14,005,185                                $              %              $               %             $
Commodity                                 6,542          0.05          28,610           0.20          35,152
Equity                                    6,338          0.05            --              --            6,338
Foreign currency                         (5,450)        (0.04)           (788)         (0.01)         (6,238)
Interest rate                           (59,578)        (0.43)         77,876           0.56          18,298
                                       --------         -----         -------          -----        --------
 Grand Total:                           (52,148)        (0.37)        105,698           0.75          53,550
                                       ========         =====         =======          =====
 Unrealized Currency Loss                                                                            (32,016)
                                                                                                    --------
 Total Net Unrealized Gain per
   Statement of Financial Condition                                                                   21,534
                                                                                                    ========
2005 PARTNERSHIP NET ASSETS:
$16,920,858
Commodity                                17,855          0.10          (1,214)         (0.01)         16,641
Equity                                 (107,292)        (0.63)           --              --         (107,292)
Foreign currency                          6,082          0.04          (8,136)         (0.05)         (2,054)
Interest rate                            (4,676)        (0.03)         33,910           0.21          29,234
                                       --------         -----         -------          -----        --------
 Grand Total:                           (88,031)        (0.52)         24,560           0.15         (63,471)
                                       ========         =====         =======          =====
 Unrealized Currency Loss                                                                            (47,220)
                                                                                                    --------
 Total Net Unrealized Loss per
   Statement of Financial Condition                                                                 (110,691)
                                                                                                    ========

  The accompanying notes are an integral part of these consolidated financial statements.

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION.   Morgan Stanley Principal Plus Fund L.P. (formerly Dean Witter
Principal Plus Fund L.P.) (the "Partnership") is a limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities, and other commodity interests (collectively, "Futures Interests").

  Effective July 20, 2006, Dean Witter Principal Plus Fund L.P. was renamed to Morgan Stanley Principal Plus Fund L.P.

  The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL"). MS&Co. acts as the counterparty on all of the foreign currency forward contracts. In 2007, Morgan Stanley intends to merge Morgan Stanley DW into MS&Co. Upon completion of the merger, the surviving entity, MS&Co., will be the Partnership's principal U.S. commodity broker-dealer. Demeter, Morgan Stanley DW, MS&Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisor to the Partnership is SSARIS Advisors, LLC ("SSARIS") (the "Trading Advisor"). Morgan Stanley Principal Plus Fund Management L.P. (formerly known as Dean Witter Principal Plus Fund Management L.P.) (the "Trading Company") was established solely to trade in Futures Interests on behalf of the Partnership.

  Effective October 5, 2006, Dean Witter Principal Plus Fund Management L.P. was renamed to Morgan Stanley Principal Plus Fund Management L.P.

  Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the limited partners based upon their proportional ownership interests.

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

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

REVENUE RECOGNITION. Futures Interests are open commitments until settlement date, at which time they are realized. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized trading profit (loss) on open contracts from one period to the next on the Consolidated Statements of Operations. Monthly, Morgan Stanley DW pays interest income on 100% and 90% of the Partnership's and the Trading Company's, respectively, average daily Net Assets as defined in the Limited Partnership Agreement for the month at the prevailing rate on U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies owed to the Partnership and the Trading Company on Futures Interests.

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

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)


NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

NEW ACCOUNTING DEVELOPMENTS. In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact to the Partnership's Financial Statements, if any, is currently being assessed.

  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008. The impact to the Partnership's Financial Statements, if any, is currently being assessed.

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)


  In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108") to provide guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires a company to apply an approach that considers the amount by which the current year income statement is misstated ("rollover approach") and an approach that considers the cumulative amount by which the current year balance sheet is misstated ("iron-curtain approach"). Prior to the issuance of SAB No. 108, many companies applied either the rollover or iron-curtain approach for purposes of assessing materiality of misstatements. SAB No. 108 is effective for the Partnership as of January 1, 2007. Upon adoption, SAB No. 108 allows a one-time cumulative effect adjustment against Partners' Capital for those prior year misstatements that were not material under the Partnership's prior approach, but that are deemed material under the SAB No. 108 approach. Demeter does not expect the adoption of SAB No. 108 to have a material impact on the Partnership's Financial Statements.

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

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)


BROKERAGE FEES AND RELATED TRANSACTION FEES AND COSTS. The monthly brokerage fee is equal to 1/3 of 1% per month (a 4% annual rate) of the Partnership's adjusted month-end Net Assets. Transaction fees and costs are accrued on a half-turn basis. In 2006, 2005, and 2004, the brokerage fees charged were the equivalent of a roundturn commission charge of approximately $70, $120, and $119, respectively, per contract traded.

OPERATING EXPENSES. The Partnership bears all operating expenses related to its trading activities. These include filing fees, clerical, administrative, auditing, accounting, mailing, printing, and other incidental operating expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a monthly management fee and may incur an incentive fee. Demeter bears all other operating expenses.
REDEMPTIONS. Limited partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the last day of any month upon five business days advance notice by redemption form to Demeter.
DISTRIBUTIONS. Distributions, other than redemptions of Units, will be made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date. Demeter does not intend to make any distributions of the Partnership's profits.
INCOME TAXES. No provision for income taxes has been made in the accompanying consolidated financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.
DISSOLUTION OF THE PARTNERSHIP. The Partnership will terminate on December 31, 2025, or at an earlier date if certain conditions set forth in the Limited Partnership Agreement occur.
  The Trading Company may terminate operations if its Net Assets decline to 5% or less of consolidated Partnership Net Assets, and will terminate operations if its Net Assets decline to less than 3% of consolidated Partnership Net Assets. At December 31, 2006 and 2005, the Trading Company had Net Assets of $14,098,880 and $14,051,580, respectively, which represented 101% and 83% respectively, of the consolidated Partnership's Net Assets at the respective dates.

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

LITIGATION SETTLEMENT. The Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator, and the Partnership received settlement award payments in the amount of $7,113 during July 2004, and $6,754 during November 2005. Any amounts received are accounted for in the period received, for the benefit of the limited partners at the date of receipt.
RECLASSIFICATIONS. Certain prior year amounts relating to cash balances were reclassified on the Consolidated Statements of Cash Flows to conform to 2006 and 2005 presentation. Such reclassifications have no impact on the Partnership's reported net income (loss).

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

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)


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

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

  The net unrealized gains (losses) on open contracts at December 31, reported as a component of "Equity in futures interests trading accounts" on the Consolidated Statements of Financial Condition, and their longest contract maturities were as follows:

         NET UNREALIZED GAINS/
      (LOSSES) ON OPEN CONTRACTS   LONGEST MATURITIES
     ----------------------------  -------------------
                 OFF-                          OFF-
     EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
---- --------- --------- --------  --------- ---------
         $         $         $
2006   21,534     --       21,534  Jun. 2007    --
2005 (114,913)   4,222   (110,691) Mar. 2006 Mar. 2006

  The Partnership has credit risk associated with counterparty nonperformance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected on the Partnership's Consolidated Statements of Financial Condition.
  The Partnership also has credit risk because Morgan Stanley DW, MS&Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $14,248,316 and $17,335,765 at December 31, 2006 and 2005, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such con-

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(concluded)

tracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

                                       2006       2005       2004
                                    ---------  ---------  ---------
PER UNIT OPERATING
 PERFORMANCE:
NET ASSET VALUE, JANUARY 1:         $1,895.39  $1,970.00  $2,053.17
                                    ---------  ---------  ---------
NET OPERATING RESULTS:
   Interest Income                      83.24      53.13      23.42
   Expenses                           (116.53)   (112.88)   (113.62)
   Realized Profit                      31.38      10.16      60.90
   Unrealized Profit (Loss)             16.43     (26.71)    (55.47)
   Proceeds from Litigation
    Settlement                             --       0.67       0.58
                                    ---------  ---------  ---------
   Income (Loss) before Minority
    Interest                            14.52     (75.63)    (84.19)
   Less: Minority Interest               0.06      (1.02)     (1.02)
                                    ---------  ---------  ---------
   Net Income (Loss)                    14.46     (74.61)    (83.17)
                                    ---------  ---------  ---------
NET ASSET VALUE,
 DECEMBER 31:                       $1,909.85  $1,895.39  $1,970.00
                                    =========  =========  =========
FOR THE CALENDAR YEAR:
RATIOS TO AVERAGE NET
 ASSETS:
   Net Investment Loss                 (1.8)%     (3.2)%     (4.6)%
   Expenses before Incentive Fees       6.2 %      6.0 %      5.7 %
   Expenses after Incentive Fees        6.2 %      6.0 %      5.7 %
   Net Income (Loss)                    0.8 %     (4.3)%     (4.4)%
TOTAL RETURN BEFORE
 INCENTIVE FEES                         0.8 %     (3.8)%     (4.1)%
TOTAL RETURN AFTER
 INCENTIVE FEES                         0.8 %     (3.8)%     (4.1)%

INCEPTION-TO-DATE RETURN               91.0 %
COMPOUND ANNUALIZED
 RETURN                                 3.9 %

                    Demeter Management Corporation
                    330 Madison Avenue, 8th Floor
                    New York, NY 10017

[LOGO] Morgan Stanley

ADDRESS SERVICE REQUESTED


[LOGO] printed on recycled paper
                                   PRESORTED
                                   STANDARD
                                 U.S. POSTAGE
                                     PAID
                                  PERMIT #374
                                 LANCASTER, PA