Form 10-Q
period 2007-03-31
MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
filed 2007-05-14
CIK 854915

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	March 31, 2007



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	Consolidated Statements of Financial Condition as of
	March 31, 2007 (Unaudited) and December 31, 2006..............2

	Consolidated Statements of Operations for the Quarters
	Ended March 31, 2007 and 2006 (Unaudited).....................3

	Consolidated Statements of Changes in Partners? Capital for
the Quarters Ended March 31, 2007 and 2006 (Unaudited)........4

	Consolidated Statements of Cash Flows for the Quarters
	Ended March 31, 2007 and 2006 (Unaudited).....................5

	Notes to Consolidated Financial Statements (Unaudited).....6-13

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations........14-23

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk..........................................24-37

Item 4.	Controls and Procedures.................................37

Item 4T.	Controls and Procedures.................................38


PART II. OTHER INFORMATION

Item 1A.Risk Factors............................................39

Item 6.	Exhibits................................................39




       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	                       March 31,	     December 31,
                              2007      	    2006
	                      $	    $
	                        (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	12,545,493	13,545,110
    Restricted cash						               540,115	       681,672

	     Total cash	   13,085,608	   14,226,782

	Net unrealized gain on open contracts (MSIL)	80,944	     11,335
	Net unrealized gain on open contracts (MS&Co.)	            25,902	         10,199

	     Total net unrealized gain on open contracts	        106,846	         21,534

	     Total Trading Equity	13,192,454	  14,248,316

Interest receivable (Morgan Stanley DW)	          53,990	          56,037

	     Total Assets	   13,246,444	   14,304,353

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	156,585	137,293
Accrued administrative expenses	96,077	99,434
Accrued brokerage fees (Morgan Stanley DW)	43,835	47,350
Accrued management fees  	        10,958	         11,838

     Total Liabilities                                  307,455	      295,915

Minority Interest	           (271)	          3,253

Partners? Capital

Limited Partners (6,827.697 and
   7,225.105 Units, respectively)	12,737,719	13,798,864
General Partner (108.030 Units)	      201,541	        206,321

	     Total Partners? Capital	  12,939,260  	   14,005,185

	     Total Liabilities and Partners? Capital	   13,246,444	   14,304,353


NET ASSET VALUE PER UNIT 	       1,865.60	       1,909.85

	The accompanying notes are an integral part of these consolidated financial statements.


	       <table> MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


  	   	    For the Quarters Ended March 31,


                                                                         	          2007    	      2006
                                                                                                     $		          $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	     155,921			    159,682

EXPENSES
	Brokerage fees (Morgan Stanley DW)	135,945	167,208
	Management fees	     	33,986	 41,802
	Administrative expenses		 29,000	   25,000
	Transaction fees and costs		      12,560	        12,516

		   Total Expenses		     211,491	      246,526

NET INVESTMENT LOSS	      (55,570)	      (86,844)

TRADING RESULTS
Trading profit (loss):
	Realized			(349,679)	(217,664)
	Net change in unrealized		      85,312	     361,611

    Total Trading Results		   (264,367)	     143,947

NET INCOME (LOSS) BEFORE MINORITY INTEREST         (319,937)	   57,103

Less:  Minority Interest		        (3,524)	            301

NET INCOME (LOSS)		    (316,413)	       56,802

NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		(311,633)	56,071
	General Partner       	                                                                    (4,780)	731

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                             	(44.25)	  6.77
  	General Partner                                                  		       (44.25)	  6.77





The accompanying notes are an integral part of these consolidated financial statements.


       <table> MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2007 and 2006
	(Unaudited)




	  Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	   Total
		$	$	   $
Partners? Capital,
	December 31, 2005	   8,927.367	16,716,099	          204,759	              16,920,858

Net Income                   	?		56,071	731	56,802

Redemptions	      (418.588)	 (792,624)                 ?      	  (792,624)

Partners? Capital,
	March 31, 2006  	          8,508.779	  15,979,546	  205,490	 16,185,036




Partners? Capital,
	December 31, 2006	   7,333.135	13,798,864	          206,321	              14,005,185

Net Loss                   	?		(311,633)	(4,780)	(316,413)

Redemptions	      (397.408)	    (749,512)                 ?      	  (749,512)

Partners? Capital,
	March 31, 2007  	          6,935.727	  12,737,719	  201,541	 12,939,260
















The accompanying notes are an integral part of these consolidated financial statements.


       <table> 	MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)




	          For the Quarters Ended March 31,

	      2007     	      2006
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(316,413)	56,802
Noncash item included in net income (loss):
	Net change in unrealized	(85,312)	(361,611)

(Increase) decrease in operating assets:
	Restricted cash	141,557	(239,941)
	Interest receivable (Morgan Stanley Dw)	2,047	(4,177)

Increase (decrease) in operating liabilities:
	Accrued administrative expenses	(3,357)	3,070
	Accrued brokerage fees (Morgan Stanley DW)	(3,515)	(2,640)
	Accrued management fees	            (880)	              (659)

Net cash used for operating activities	    (265,873)	       (549,156)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	(730,220)	(845,769)
Increase (decrease) in minority interest	          (3,524)	               302

Net cash used for financing activities	     (733,744)	      (845,467)

Net decrease in unrestricted cash	(999,617)	(1,394,623)

Unrestricted cash at beginning of period	 13,545,110	   16,730,219

Unrestricted cash at end of period	  12,545,493	  15,335,596










	The accompanying notes are an integral part of these consolidated financial statements.


       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

The unaudited consolidated financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Principal Plus Fund L.P. (the ?Partnership?). The consolidated financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2006, Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Principal Plus Fund L.P. is a Delaware limited partnership organized in 1989 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests (collectively, ?Futures Interests?).

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). Effective April 1, 2007, Morgan Stanley DW Inc. (?Morgan Stanley DW?), which previously acted as the non-clearing broker, was merged into Morgan Stanley & Co. Incorporated (?MS&Co.?), which has assumed all of the responsibilities of Morgan Stanley DW. Upon completion of the merger, MS&Co. has

       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

become the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International Limited (?MSIL?) serves as the commodity broker for trades on the London Metal Exchange. Effective April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc. The commodity brokers prior to April 1, 2007, were Morgan Stanley DW, MS&Co., and MSIL.
 Demeter, MS&Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisor to the Partnership is SSARIS Advisors, LLC (the ?Trading Advisor?). Morgan Stanley Principal Plus Fund Management L.P. (the ?Trading Company?) was established solely to trade in Futures Interests on behalf of the Partnership.

2.  Related Party Transactions
The Partnership?s and Trading Company?s cash is on deposit with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL in futures, forward, and options trading accounts to meet margin requirements as needed. Effective April 1, 2007, MS&Co. pays monthly interest income on 100% and 90% of the Partnership?s and the Trading Company?s, respectively, average daily Net Assets for the month at a rate equal to the monthly average yield on 4-week U.S. Treasury bills discount rate during such month. The Trading


       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company pays brokerage fees to MS&Co. (Morgan Stanley DW, prior to April 1, 2007). Prior to April 1, 2007, Morgan Stanley DW paid monthly interest income on 100% and 90% of the Partnership?s and the Trading Company?s, respectively, average daily Net Assets as defined in the Limited Partnership Agreement for the month at the prevailing rate on U.S. Treasury bills.

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


       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Consolidated Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains
	on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded 	 Traded 	Total	 Traded 	 Traded
	  $	   $	  $
Mar. 31, 2007	106,846	-  	106,846    	Sep. 2007       -
Dec. 31, 2006	21,534	-  	21,534    	Jun. 2007       -

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Consolidated Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL, each as a futures

       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $13,192,454 and $14,248,316 at March 31, 2007, and December 31,
2006, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the

       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co.
This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure to off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.

4.  New Accounting Developments
In July 2006, the Financial Accounting Standards Board (?FASB?) issued interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 will not impact the Partnership?s Financial Statements.




In September 2006, the FASB issued SFAS No. 157, ?Fair Value Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS NO. 157 is effective for the Partnership as of January 1, 2008. The impact

       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

to the Partnership?s Financial Statements, if any, is currently being assessed.



       Item 2.	MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL as commodity brokers in separate futures, forward, and options trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not possible
       to estimate the amount, and therefore the impact, of future outflows of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the
       context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Quarter Ended March 31, 2007
The Partnership recorded total trading results including interest income totaling $(108,446), expenses totaling $211,491, and minority interest of $(3,524), resulting in a net loss of $316,413 for the quarter ended March 31, 2007. The Partnership?s net asset value per Unit decreased from $1,909.85 at December 31, 2006, to $1,865.60 at March 31, 2007.

The most significant trading losses of approximately 1.4% were recorded within the global stock index sector, primarily during February and early March, from long positions in U.S., European, and Pacific Rim stock index futures as prices reversed sharply lower after a massive sell-off in the global equity markets that began on February 27, 2007 following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. Furthermore, global equity prices were negatively affected by sub-prime loan delinquency concerns in the United States. Smaller losses were experienced
       during March from newly established short positions in
Japanese equity index futures as prices drifted higher on investor sentiment that markets had been oversold in recent weeks. Additional losses of approximately 0.7% were experienced in the global interest rate futures markets primarily during February from short positions in German, U.S., and Australian fixed-income futures as prices moved higher in a worldwide flight-to-quality after the aforementioned sell-off in the global equity markets. During March, newly established long positions in German and U.S. interest rate futures incurred further losses as prices declined later in the month amid reduced demand for the ?safe-haven? of fixed-income investments amid the stabilization of the global equity markets after investors concluded that markets had been oversold in recent weeks. Furthermore, German interest rate futures were pressured lower on strong economic data out of Germany, while U.S. interest rate prices declined after a stronger than expected government jobs report. Smaller losses of approximately 0.3% were incurred in the currency sector during January and March from long positions in the euro versus the Norwegian krone as the value of the Norwegian krone strengthened relative to most of its major rivals after stronger than expected economic data was reported out of Norway. Meanwhile, losses were recorded during January from both short and long positions in the South African rand versus the U.S. dollar as the value of the South African rand moved without consistent direction. Additional losses in the currency markets
       were experienced from long positions in the Mexican peso versus the U.S. dollar during January and February as the value of the U.S. dollar moved higher on speculation that the U.S. Federal Reserve would not cut interest rates in the near-term.
In addition, the value of the Mexican peso was pulled lower in tandem with falling U.S. equity markets. Losses of approximately 0.3% were recorded in the agricultural markets from short positions in lean hog futures as prices increased during January on worries that freezing temperatures might negatively impact supply. Further losses were experienced during March from both short and long positions in lean hog futures as prices moved without consistent direction. Elsewhere in the agricultural complex, long positions in orange juice futures resulted in losses during January as prices declined on technically-based selling. During February, additional losses were incurred from newly established short positions in orange juice futures as prices reversed higher due to freezing weather across much of the growing regions of the United States. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 0.5% in the metals sector, primarily during February and March, from long positions in nickel futures as prices moved higher on speculation that low stockpiles and supply disruptions might create a supply shortage. Short positions in copper futures experienced further gains during January as prices weakened due to an overabundance in supply by producer countries. During March, gains were recorded from long positions in copper
       futures as prices moved higher on news that China?s
industrial production increased at a strong pace in January and February. Elsewhere in the metals markets, smaller gains were experienced during March from short positions in silver and gold futures as prices moved lower on technically-based selling. Additional gains of approximately 0.2% were experienced in the energy markets primarily during March from long futures positions in gasoline and Brent crude oil as prices increased after data indicated higher U.S. fuel consumption. In addition, prices moved higher amid rising geopolitical concerns in the Middle East after the United Nations Security Council voted unanimously to increase sanctions against Iran. Prices also rose on news that Iran had captured 15 members of the British Royal Navy in the Persian Gulf, adding to investor worries about the stability of the world?s oil supply in the region.

For the Quarter Ended March 31, 2006
The Partnership recorded total trading results including interest income totaling $303,629, expenses totaling $246,526, and minority interest of $301, resulting in net income of $56,802 for the quarter ended March 31, 2006. The Partnership?s net asset value per Unit increased from $1,895.39 at December 31, 2005, to $1,902.16 at March 31, 2006.

The most significant trading gains of approximately 1.5% were recorded in the global stock index futures markets from long
       positions in S&P 500 Index futures as prices moved higher after a weaker than expected December U.S. jobs report raised hopes the U.S. Federal Reserve might end its cycle of interest rate hikes sooner rather than later. Prices were also pressured higher on strong earnings announcements from several U.S. bell weather companies. Additional gains of approximately 0.3% were experienced in the metals markets, during January and March, from long futures positions in copper and zinc as prices strengthened amid weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the U.S.
Elsewhere in the metals markets, gains were recorded from long futures positions in silver and gold as precious metals prices moved higher on persistent demand from foreign central banks. Silver prices were also pressured higher after news that a silver-backed Exchange Traded Fund would soon launch and create greater investment interest in the metal. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 0.4% in global interest rate sector, primarily during January, from both long and short positions in European, Australian, and Canadian fixed-income futures as prices moved without consistent direction amid uncertainty regarding the interest rate policy of the European Central Bank, the Reserve Bank of Australia, and the Bank of Canada. Additional losses of approximately 0.4% were incurred in the currency sector during February from short positions in the euro versus the U.S. dollar, as well as from outright short positions in the U.S. dollar
       index, after the U.S. dollar?s value was lifted by
expectations for additional increases in U.S. interest rates. Further losses in the currency sector were incurred during March from short positions in the euro and the Swiss franc relative to the U.S. dollar as the value of these European currencies moved higher after the release of generally positive economic data from the Euro-Zone reinforced expectations that European interest rates would continue to rise. The value of the euro then reversed lower against the U.S. dollar toward the second half of the month amid negative economic data regarding European consumer spending, resulting in losses from newly established long positions. Smaller losses of approximately 0.3% were experienced in the energy markets from long futures positions in crude oil and its related products as prices declined during February after an announcement by Chinese government authorities that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. Further losses in the energy markets were recorded during March from short positions in crude oil and unleaded gasoline futures as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran.






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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward
       currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2007 and 2006. At March 31, 2007 and 2006, the Partnership?s total capitalization was approximately $13 million and $16 million, respectively.

Primary Market             March 31, 2007         March 31, 2006
Risk Category	  	        Value at Risk         Value at Risk

Interest Rate	(0.79)%	(0.89)%
Equity	(0.75)	(1.56)
Currency                  	(0.22)	(0.09)
Commodity           	(0.17)            	(0.20)
Aggregate Value at Risk          (1.17)%		(2.10)%


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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2006, through March 31, 2007.

Primary Market Risk Category        High      Low      Average
Interest Rate	(1.38)%	(0.35)%	(0.85)%
Equity	(1.12)	(0.57)	(0.84)
Currency	(0.22)	(0.04)	(0.15)
Commodity	(0.20)	(0.12)	(0.17)
Aggregate Value at Risk	(1.41)%	(0.75)%	(1.17)%


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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an
       aggregate basis at March 31, 2006, and for the four
quarter-end reporting periods from April 1, 2006 through March 31, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co. (Morgan Stanley DW, prior to April 1, 2007); as of March 31, 2007, such amount is equal to approximately 97% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

       The following were the primary trading risk exposures of the Partnership at March 31, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure of the Partnership at March 31, 2007, was to the global interest rate sector. Exposure was primarily spread across the New Zealand, U.S., European, Australian, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., New Zealand and Australia. Demeter anticipates that the G-7 countries? interest rates, as well as New Zealand and Australian interest rates, will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments.
       Consequently, changes in short, medium, or long-term
interest rates may have an effect on the Partnership.

Equity. The second largest market exposure of the Partnership at March 31, 2007, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2007, the Partnership?s primary exposures were to the S&P 500 (U.S.), NIKKEI 225 (Japan), IBEX 35 (Spain), NASDAQ 100 (U.S.), and RUSSELL 2000 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., Japanese, and European stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. At March 31, 2007, the Partnership had market exposure to the currency sector. Exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. Outright positions consist of the U.S. dollar vs.
       other currencies.  These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. The third largest market exposure of the Partnership at March 31, 2007, was to the markets that comprise these sectors. Most of the exposure was to the sugar, live cattle, lean hogs, soybean meal, feeder cattle, corn, and coffee markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At March 31, 2007, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in oil related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.

Metals. At March 31, 2007, the Partnership had market exposure in the metals sector. The Partnership?s metals
       exposure was to fluctuations in the price of base
metals, such as copper. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes its trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2007, were in euros, New Zealand dollars, British pounds, Australian dollars,
Japanese yen, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and by
       monitoring the performance of the Trading Advisor daily.
In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

       Item 4T.  CONTROLS AND PROCEDURES
Not applicable.
       PART II.  OTHER INFORMATION


Item 1A.  RISK FACTORS

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006.


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




                      Morgan Stanley Principal Plus Fund L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

May 15, 2007          By:  /s/Lee Horwitz
                              Lee Horwitz
                              Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.
















DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6