Form 10-Q
period 2007-06-30
MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
filed 2007-08-10
CIK 854915

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

Commission File Number 0-18314

	MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

	(Exact name of registrant as specified in its charter)

		Delaware						     13-3541588
(State or other jurisdiction of		   		  (I.R.S. Employer
incorporation or organization)			       Identification No.)


Demeter Management Corporation
522 Fifth Avenue, 13th Floor
New York, NY							      	10036
(Address of principal executive offices)	  	         (Zip Code)

Registrant?s telephone number, including area code       (212) 296-1999

330 Madison Avenue, 8th Floor, New York, NY 10017

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2007



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Consolidated Statements of Financial Condition as of
	June 30, 2007 (Unaudited) and December 31, 2006...............2

	Consolidated Statements of Operations for the Three and
	Six Months Ended June 30, 2007 and 2006 (Unaudited)...........3

	Consolidated Statements of Changes in Partners? Capital for
the Six Months Ended June 30, 2007 and 2006 (Unaudited).......4

	Consolidated Statements of Cash Flows for the Six Months
	Ended June 30, 2007 and 2006 (Unaudited)......................5

	Notes to Consolidated Financial Statements (Unaudited).....6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations........13-25

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk..........................................26-39

Item 4.	Controls and Procedures.................................39

Item 4T.	Controls and Procedures.................................40


PART II. OTHER INFORMATION

Item 1A.Risk Factors............................................41

Item 6.	Exhibits................................................41



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	                   June 30,	     December 31,
                                   2007      	    2006
	                      $	    $
	                        (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	11,935,948	13,545,110
    Restricted cash					                            829,473	       681,672

	     Total cash	   12,765,421	   14,226,782

	Net unrealized gain on open contracts (MS&Co.)	173,692   	         10,199
	Net unrealized gain on open contracts (MSIL)	           8,575	         11,335

	     Total net unrealized gain on open contracts	        182,267	         21,534

	     Total Trading Equity	12,947,688	  14,248,316

Interest receivable (MS&Co.)	         44,670	          56,037

	     Total Assets	  12,992,358	   14,304,353

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	145,268	137,293
Accrued administrative expenses	102,088	99,434
Accrued brokerage fees (MS&Co.)	42,968	47,350
Accrued management fees  	       10,742	         11,838

  Total Liabilities                      301,066		      295,915

Minority Interest          4,354          3,253

Partners? Capital

Limited Partners (6,480.862 and
    7,225.105 Units, respectively)	12,478,926	13,798,864
General Partner (108.030 Units)	       208,012	        206,321

	     Total Partners? Capital	  12,686,938  	   14,005,185

	     Total Liabilities and Partners? Capital	   12,992,358	   14,304,353


NET ASSET VALUE PER UNIT 	       1,925.50	       1,909.85


	The accompanying notes are an integral part of these consolidated financial statements.


	       <table> MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                           For the Three Months                    For the Six Months
                           Ended June 30,                           Ended June 30,

                           2007   	              2006    	        2007   	    2006
                               $	                       $	            $ 	$
<s>	           <c>		<c>		<c>			<c.>
INVESTMENT INCOME
	Interest income (MS&Co.)   142,540    172,217	   298,461	           331,899
184:
EXPENSES
	Brokerage commissions (MS&Co.)	131,253	158,864	267,198	326,072
	Administrative expenses	35,000	27,000	64,000	52,000
	Management fees	32,813	39,716      	    66,799	81,518
	Transaction fees and costs	    11,680	       9,992	    24,240	      22,508

		   Total Expenses 	   210,746	    235,572	   422,237	    482,098

NET INVESTMENT LOSS 	    (68,206)	     (63,355)	   (123,776)	   (150,199)

TRADING RESULTS
Trading profit (loss):
	Realized	411,375	80,643 	61,696	(137,021)
	Net change in unrealized	    75,421	   (166,428)	      160,733	     195,183

		   Total Trading Results	   486,796	    (85,785)	    222,429	       58,162

NET INCOME (LOSS) BEFORE
 MINORITY INTEREST	418,590	(149,140)	98,653	(92,037)

Less: Minority Interest	     4,625	       (1,817)        	     1,101	      (1,516)

NET INCOME (LOSS)	  413,965	   (147,323)	   97,552   	    (90,521)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	407,494	(145,250)	95,861  	(89,179)
	General Partner 	6,471	(2,073)		        1,691	       (1,342)


NET INCOME (LOSS) PER UNIT

           	59.90	        (19.19)        	    15.65	(12.42)
               	59.90                  	(19.19)               	15.65	          (12.42)





The accompanying notes are an integral part of these consolidated financial statements.



       <table> MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2007 and 2006
	(Unaudited)




	  Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	   Total
		$	$	   $
Partners? Capital,
	December 31, 2005	   8,927.367	16,716,099	          204,759	              16,920,858

Net Loss                   	?		(89,179)	(1,342)	(90,521)

Redemptions	      (924.883)	 (1,761,936)                 ?      	  (1,761,936)

Partners? Capital,
	June 30, 2006  	          8,002.484	  14,864,984	  203,417	 15,068,401




Partners? Capital,
	December 31, 2006	   7,333.135	13,798,864	          206,321	              14,005,185

Net Income                   	?		95,861	1,691	97,552

Redemptions	      (744.243)	 (1,415,799)                 ?      	  (1,415,799)

Partners? Capital,
	June 30, 2007  	          6,588.892	  12,478,926	  208,012	 12,686,938

















The accompanying notes are an integral part of these consolidated financial statements.


       <table>
	MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)




	          For the Six Months Ended June 30,

	      2007     	      2006
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	97,552	(90,521)
Noncash item included in net income (loss):
	Net change in unrealized	(160,733)	(195,183)

(Increase) decrease in operating assets:
	Restricted cash	(147,801)	306,788
	Interest receivable (MS&Co.)	11,367	(1,899)

Increase (decrease) in operating liabilities:
	Accrued administrative expenses	2,654	(32,432)
	Accrued brokerage fees (MS&Co.)	(4,382)	(6,449)
	Accrued management fees	       (1,096)	          (1,611)

Net cash used for operating activities	   (202,439)	        (21,307)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	(1,407,824)	(1,834,603)
Increase (decrease) in minority interest	           1,101	            (1,516)

Net cash used for financing activities	  (1,406,723)	     (1,836,119)

Net decrease in unrestricted cash	(1,609,162)	(1,857,426)

Unrestricted cash at beginning of period	  13,545,110	    16,730,219

Unrestricted cash at end of period	   11,935,948	    14,872,793





341:

	The accompanying notes are an integral part of these consolidated financial statements.


       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). Morgan Stanley & Co. Incorporated (?MS&Co.?) is the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co.


       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

International plc (?MSIL?) serves as the commodity broker for trades on the London Metal Exchange. Effective April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc. Demeter, MS&Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisor to the Partnership is SSARIS Advisors, LLC (the ?Trading Advisor?). Morgan Stanley Principal Plus Fund Management L.P. (the ?Trading Company?) was established solely to trade in Futures Interests on behalf of the Partnership.

2.  Related Party Transactions
The Partnership?s and Trading Company?s cash is on deposit with MS&Co. and MSIL in futures, forward, and options trading accounts to meet margin requirements as needed. MS&Co. pays monthly interest income on 100% and 90% of the Partnership?s and the Trading Company?s, respectively, average daily Net Assets for the month at a rate equal to the monthly average yield on 4-week U.S. Treasury bills discount rate during such month. The Trading Company pays brokerage fees to MS&Co.

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


The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Consolidated Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains
	on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded 	 Traded 	Total	 Traded 	 Traded
	  $	   $	  $
Jun. 30, 2007	182,267	-  	182,267    	Dec. 2007       -
Dec. 31, 2006	21,534	-  	21,534    	Jun. 2007       -

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


The Partnership also has credit risk because MS&Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $12,947,688 and $14,248,316 at June 30, 2007, and December 31,
2006, respectively.  With respect to the Partnership?s off-

       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership
has a netting agreement with MS&Co.   This agreement, which seeks
to reduce both the Partnership?s and MS&Co.?s exposure to off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.



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

was effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 has no impact on the Partnership?s Financial Statements.




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
	CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with MS&Co. and MSIL as commodity brokers in separate futures, forward, and options trading accounts established for the Trading Advisor.
Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of
       the Partnership during the period in question. Past
performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2007
The Partnership recorded total trading results including interest income totaling $629,336, expenses totaling $210,746, and minority interest of $4,625, resulting in net income of $413,965 for the three months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $1,865.60 at March 31, 2007, to $1,925.50 at June 30, 2007.

The most significant trading gains of approximately 1.9% were recorded in the global interest rate sector primarily during May and June from short positions in European fixed-income futures as prices moved lower amid continued optimism about the European economy. Additionally, European interest rate futures prices were pressured lower on news that Germany's unemployment rate held at a six-year low, French unemployment dropped to the lowest level in 24 years, and housing prices in the United Kingdom showed their biggest jump this year. Elsewhere in the interest rate futures markets, gains were recorded from short positions in Japanese government bond futures during June as prices moved lower on weaker demand for Japanese yen-denominated assets. Further gains of approximately 1.3% were experienced in the
       global stock index sector during April and May from long positions in U.S. and German equity index futures as prices moved higher on continued strong corporate earnings and increased merger and acquisition activity. In addition, prices were pressured higher amid strong U.S. retail sales data as well as rising consumer sentiment in the Euro-Zone. Within the metals markets, gains of approximately 0.5% were experienced primarily during April from long positions in nickel and copper futures as prices increased after the International Monetary Fund's strong global growth forecasts bolstered sentiment that demand for base metals might increase in 2007. Additional gains were recorded from newly established short positions in nickel futures during June as prices reversed lower on news that China might cut stainless steel output. Elsewhere in the metals complex, short positions in silver futures resulted in gains during June as prices fell amid speculative selling. Smaller gains of approximately 0.1% were recorded in the energy markets primarily during April from long futures positions in gasoline as prices moved higher amid concerns of supply shortages going into the U.S. summer driving season. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 0.1% experienced in the agricultural markets during May from both short and long futures positions in lean hogs, feeder cattle, and live cattle as prices moved without consistent direction. Elsewhere in the agricultural complex, short positions in corn futures resulted in additional losses during May as prices moved
       higher amid lower production and increased demand for alternative fuel sources.

The Partnership recorded total trading results including interest income totaling $520,890, expenses totaling $422,237, and minority interest of $ 1,101, resulting in net income of $97,552 for the six months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $1,909.85 at December 31, 2006, to $1,925.50 at June 30, 2007.

The most significant trading gains of approximately 1.1% were recorded in the global interest rate sector throughout a majority of the year from short positions in European fixed-income futures as prices trended lower amid consistently strong consumer sentiment and unemployment data out of Germany, France, and the United Kingdom. Elsewhere in the interest rate futures markets, gains were recorded from short positions in Japanese government bonds primarily during June as prices moved lower on weaker demand for Japanese yen-denominated assets. Additional gains of approximately 1.0% were experienced in the metals markets during February, March, and April from long positions in nickel and copper futures as prices moved higher on continued speculation that low stockpiles might create a supply shortage in the future and after the International Monetary Fund's strong global growth forecasts bolstered sentiment that demand for base metals might increase this year. Further gains were recorded
       from newly established short positions in nickel futures as prices reversed lower during June on news that China might cut stainless steel output. Elsewhere in the metals complex, short positions in silver futures resulted in gains during March and June as prices fell amid speculative selling. Smaller gains of approximately 0.3% were recorded in the energy markets during March and April from long futures positions in gasoline and Brent crude oil as prices increased amid concerns of rising geopolitical tension in the Middle East and supply shortages going into the U.S. summer driving season. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 0.4% recorded in the agricultural markets from both short and long positions in lean hog futures as prices moved without consistent direction during January, March, and May amid conflicting news regarding supply and demand. Meanwhile, long positions in corn futures resulted in losses during January as prices declined due to speculative selling. Further losses were incurred from newly established short positions in corn futures as prices reversed higher in May amid lower production and increased demand for alternative fuel sources. Additional losses of approximately 0.3% were incurred in the currency sector from long positions in the Mexican peso versus the U.S. dollar during January, February, and June as the value of the Mexican peso weakened leading up to and after the Bank of Mexico?s decision to hold its benchmark rate at 7.25%. Elsewhere, long positions in the euro versus the Norwegian krone
       resulted in losses during January and May.  Lastly,
losses were recorded from both short and long positions in the South African rand versus the U.S. dollar as the value of the South African rand moved without consistent direction throughout a majority of the year. Smaller losses of approximately 0.1% were recorded in the global stock index sector primarily during February and March from long positions in European equity index futures as prices declined in a continuation of the sudden and sharp downward move that began in late February with a 10% drop in the Shanghai stock market. During June, long positions in European stock index futures resulted in further losses within the global stock index futures markets as prices fell amid speculation that there might be a correction in real estate prices in Europe, while long positions in Australian equity index futures moved lower due to weakness in the metals markets.



For the Three and Six Months Ended June 30, 2006
The Partnership recorded total trading results including interest income totaling $86,432, expenses totaling $235,572, and minority interest of $(1,817), resulting in a net loss of $147,323 for the three months ended June 30, 2006. The Partnership?s net asset value per Unit decreased from $1,902.16 at March 31, 2006, to $1,882.97 at June 30, 2006.

The most significant trading losses of approximately 0.9% were recorded in the global stock index futures markets from long
       futures positions in the S&P 500 Index as prices reversed sharply lower in May amid worries of inflation, slowing economic growth, and uncertainty over the future interest rate policy of the U.S. Federal Reserve. Additionally, higher than expected U.S. consumer price data increased speculation that the U.S. Federal Reserve would increase interest rates again, after increasing them for the sixteenth consecutive time in early May. Losses of approximately 0.3% were incurred in the global interest rate sector from long positions in U.S. fixed-income futures as prices moved lower at the beginning of June on solid economic data and a stronger than expected increase in the U.S. Consumer Price Index. Additional losses were incurred from newly established short positions in U.S. fixed-income futures as prices rose at the end of June after a statement released by the U.S. Federal Reserve showed little sign of another interest rate hike in the near future. Elsewhere in the global interest rate sector, long positions in Japanese fixed-income futures recorded losses as prices decreased on speculation that the Bank of Japan would raise interest rates and end its ?zero-interest-rate? policy. Within the agricultural complex, losses of approximately 0.3% were experienced during May from short futures positions in corn as prices moved higher on news of strong demand and bullish export data. Additional losses were incurred during June from newly established long positions in corn futures as prices reversed lower on favorable weather conditions in the U.S. Midwest and reports of improved crop conditions. Elsewhere in the
       agricultural markets, long positions in wheat futures incurred losses during June as prices reversed lower on positive weather forecasts in the U.S. wheat belt. A portion of the Partnership?s losses in the second quarter was offset by gains of approximately 0.4% experienced in the currency sector from short positions in the South African rand versus the U.S. dollar as the value of the rand fell in tandem with falling commodities prices, amid news that South Africa?s Current-Account deficit widened to a 24-year high and expectations that the country?s Gross Domestic Product growth would be weaker than expected. Additional gains in the currency sector were recorded during April from short positions in the U.S. dollar relative to the euro as the value of the U.S. dollar moved lower on news that foreign central banks, including Russia, Sweden, and several Middle Eastern central banks, were diversifying their currency reserves away from the U.S. dollar. Also pressuring the value of the U.S. dollar lower were concerns over the steep U.S. trade deficit and speculation that the U.S. Federal Reserve might be near the end of its interest rate tightening campaign. The U.S. dollar continued to trend lower against its major rivals in May on slower than expected U.S. Gross Domestic Product growth and geopolitical tensions between the U.S. and Iran regarding Iran?s uranium enrichment program. Smaller gains of approximately 0.3% were experienced in the metals markets from long futures positions in copper, zinc, and nickel as prices trended higher in April and early May on strong global industrial demand, particularly from
       the U.S., China, and India, and reports of decreasing inventories.


The Partnership recorded total trading results including interest income totaling $390,061, expenses totaling $482,098, and minority interest of $(1,516), resulting in a net loss of $90,521 for the six months ended June 30, 2006. The Partnership?s net asset value per Unit decreased from $1,895.39 at December 31, 2005, to $1,882.97 at June 30, 2006.



The most significant trading losses of approximately 0.7% were incurred in the global interest rate sector. In January, short and long positions in European, Australian, Canadian, and U.S. fixed-income futures incurred losses as prices moved without consistent direction amid uncertainty regarding the future of global interest rate policy. Additional losses were incurred during May from short positions in European interest rate futures as prices reversed higher after weakness in the equity markets created strong demand for the safe-haven investments. European interest rates were also pushed higher after the May ?ZEW? Institute survey showed investor confidence in Germany falling for a fourth straight month. Additionally, in June, losses were incurred from long positions in Japanese interest rate futures as prices fell on speculation that the Bank of Japan would raise interest rates and end its ?zero-interest-rate? policy. Additional losses of approximately 0.3% were incurred from positions in the energy sector. In March, short futures positions in crude oil and its related products experienced losses as prices moved higher on fears of supply disruptions fueled by news of geopolitical tensions in Nigeria. Newly established long positions in crude oil futures experienced additional losses as prices fell during May after supply data from the U.S. Department of Energy showed crude oil inventory levels at an eight-year high. Smaller losses of approximately 0.2% were recorded in the agricultural complex from short futures positions in corn as prices moved higher during May on news of strong demand and bullish export data. Newly established long positions in corn futures also incurred losses as prices reversed lower in June on favorable weather conditions in the U.S. Midwest and reports of improved crop conditions. A portion of the Partnership?s losses in the first six months of the year was offset by gains of approximately 0.6% recorded in the metals market from long futures positions in copper, zinc, and nickel as base metals prices rallied throughout a majority of the year on strong global demand and reports of falling inventories. Within the global stock index futures markets, gains of approximately 0.5% were recorded during January and March from long positions in European, U.S., and Australian equity index futures as prices trended higher on strong corporate earnings and solid economic data. In addition, Australian equity markets strengthened on higher commodity prices. Smaller gains of approximately 0.1% were achieved in the currency sector from short positions in the South
       African rand against the U.S. dollar as the value of the rand trended lower during the second quarter amid falling commodities prices, news that South Africa?s Current-Account deficit widened to a 24-year high, and expectations that the country?s Gross Domestic Product growth would be weaker than expected.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-
       traded futures, exchange-traded forward, and exchange-
traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s
       market risk is limited by the uncertainty of its
speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2007 and 2006. At June 30, 2007 and 2006, the Partnership?s total capitalization was approximately $13 million and $15 million, respectively.

Primary Market              June 30, 2007         June 30, 2006
Risk Category	  	        Value at Risk         Value at Risk

Equity	(1.54)%	(0.57)%
Interest Rate	(0.87)	(0.35)
Currency                  	(0.17)	(0.04)
Commodity           	(0.41)            	(0.12)
Aggregate Value at Risk 	         (1.83)%	(0.75)%


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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2006, through June 30, 2007.

Primary Market Risk Category        High      Low      Average
Equity	(1.54)%	(0.75)%	(1.08)%
Interest Rate	(1.38)	(0.79)	(0.99)
Currency	(0.22)	(0.14)	(0.19)
Commodity	(0.41)	(0.17)	(0.24)
Aggregate Value at Risk	(1.83)%	(1.17)%	(1.44)%


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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2006, and for the four quarter-end reporting periods from July 1, 2006 through June 30, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2007, such amount is equal to approximately 95% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of Section 27A of
       the Securities Act and Section 21E of the Securities
Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at June 30, 2007, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by
       law limited to futures on broadly-based indices.  At June
30, 2007, the Partnership?s primary exposures were to the S&P 500 (U.S.), FTSE 100 (United Kingdom), DAX (Germany), CAC 40 (France), NIKKEI 225 (Japan), SPI 200 (Australia), IBEX 35 (Spain), NASDAQ 100 (U.S.), and RUSSELL 2000 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., Japanese, and European stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The second largest market exposure of the Partnership at June 30, 2007, was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Japanese, Australian, and New Zealand interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates.
However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., New Zealand and
       Australia.  Demeter anticipates that the G-7 countries?
interest rates, as well as New Zealand and Australian interest rates, will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At June 30, 2007, the Partnership had market exposure to the currency sector. Exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2007, the Partnership?s major exposures were to Australian dollar, New Zealand dollar, euro, and Norwegian krone currency crosses, as well as outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. The third largest market exposure of the Partnership at June 30, 2007, was to the markets that comprise these sectors. Most of the exposure was to the soybeans, lean hogs, soybean meal, live cattle, cotton, corn, orange juice, and coffee markets.
Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At June 30, 2007, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in oil related products and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.

Metals. At June 30, 2007, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as zinc. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations
       influence price movements in these markets.  The
Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2007, were in euros, Japanese yen, Australian dollars, British pounds, Norwegian krone, South African rand, Swiss francs, New Zealand dollars, and Canadian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

Item 4T.  CONTROLS AND PROCEDURES
Not applicable.
       PART II.  OTHER INFORMATION


Item 1A.  RISK FACTORS

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006, and the Partnership?s Report on Form 10Q for the quarter ended March 31, 2007.


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




                      Morgan Stanley Principal Plus Fund L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

August 14, 2007       By:  /s/Lee Horwitz
                              Lee Horwitz
                              Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.











DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS