Form 10-Q
period 2007-09-30
MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
filed 2007-11-14
CIK 854915

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

40: Indicate by check mark whether the registrant (1) has filed all reports 41: required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2007



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Consolidated Statements of Financial Condition as of
	September 30, 2007 (Unaudited) and December 31, 2006..........2

	Consolidated Statements of Operations for the Three and
	Nine Months Ended September 30, 2007 and 2006 (Unaudited).....3

	Consolidated Statements of Changes in Partners? Capital for the Nine Months Ended September 30, 2007 and 2006 (Unaudited).4

	Consolidated Statements of Cash Flows for the Nine Months
	Ended September 30, 2007 and 2006 (Unaudited).................5

	Consolidated Schedules of Investments as of September 30,
	2007 (Unaudited) and December 31, 2006........................6

	Notes to Consolidated Financial Statements (Unaudited).....7-13

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations........14-28

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk..........................................28-42

Item 4.	Controls and Procedures.................................42

Item 4T.	Controls and Procedures.................................42


PART II. OTHER INFORMATION

Item 1A.Risk Factors............................................43

Item 6.	Exhibits................................................43




       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               September 30,	     December 31,
                                     2007      	    2006
	                      $	    $
	                        (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	11,277,683	13,545,110
    Restricted cash					                            756,452	       681,672

	     Total cash	  12,034,135	   14,226,782

	Net unrealized gain on open contracts (MS&Co.)	357,326   	         10,199
	Net unrealized gain (loss) on open contracts (MSIP)	       (21,319)	         11,335

	     Total net unrealized gain on open contracts	      336,007	         21,534

	     Total Trading Equity	12,370,142	  14,248,316

Interest receivable (MS&Co.)	         35,925	          56,037

	     Total Assets	  12,406,067	   14,304,353

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Accrued administrative expenses	86,080	99,434
Redemptions payable	73,534	137,293
Accrued brokerage fees (MS&Co.)	41,067	47,350
Accrued management fees  	        10,267	         11,838

	     Total Liabilities          210,948	      295,915

Minority Interest	          3,783	          3,253

Partners? Capital

Limited Partners (6,245.088 and
    7,225.105 Units, respectively)	11,984,032	13,798,864
General Partner (108.030 Units)	      207,304	        206,321

	     Total Partners? Capital	  12,191,336  	   14,005,185

	     Total Liabilities and Partners? Capital	  12,406,067	   14,304,353


NET ASSET VALUE PER UNIT 	      1,918.95	       1,909.85


	The accompanying notes are an integral part of these consolidated financial statements.


	       <table> MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                        For the Three Months                    For the Nine Months
                                   Ended September 30,                   Ended September 30,


                             2007   	              2006    	        2007   	    2006
                        $	                 $	            $	 	$
INVESTMENT INCOME
	Interest income (MS&Co.)	    128,958		    171,682	   427,419		           503,581

EXPENSES
	Brokerage commissions (MS&Co.)	122,944	149,093	390,142	475,165
	Administrative expenses	39,000	29,000	103,000	81,000
	Management fees	30,736	37,273      	    97,535	118,791
	Transaction fees and costs	     18,685	      13,372	     42,925	      35,880

		   Total Expenses 	    211,365	    228,738	   633,602	    710,836

NET INVESTMENT LOSS 	     (82,407)	     (57,056)	  (206,183)	   (207,255)

TRADING RESULTS
Trading profit (loss):
	Realized	(124,699)	26,781 	(63,003)	(110,240)
	Net change in unrealized	    153,740	     239,635	      314,473	     434,818

		   Total Trading Results	      29,041	     266,416	   251,470 	      324,578

NET INCOME (LOSS) BEFORE
 MINORITY INTEREST	(53,366)	209,360	45,287	117,323

Less: Minority Interest	         (571)	        2,063        	          530	          547

NET INCOME (LOSS)	    (52,795)	     207,297	     44,757   	    116,776

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(52,087)	204,370	                 43,774  	115,191
	General Partner 	(708)	2,927		          983	       1,585


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  	(6.55)	        27.09            	   9.10	14.67
	General Partner                                                  	(6.55)	        27.09            	   9.10	14.67


                        Units                  Units            Units             Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING               6,454.443     7,802.921    6,776.800    8,244.526      		 	(0.19)

The accompanying notes are an integral part of these consolidated financial statements.



       <table> MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2007 and 2006
	(Unaudited)




	  Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	   Total
		$	$	   $
Partners? Capital,
	December 31, 2005	   8,927.367	16,716,099	          204,759	              16,920,858

Net Income                   	?		115,191	1,585	116,776

Redemptions	   (1,327.573)	 (2,521,585)                ?      	  (2,521,585)

Partners? Capital,
	September 30, 2006	    7,599.794	  14,309,705	  206,344	  14,516,049





Partners? Capital,
	December 31, 2006	   7,333.135	13,798,864	          206,321	              14,005,185

Net Income                   	?		43,774	983	44,757

Redemptions	   (980.017)	 (1,858,606)                ?      	  (1,858,606)

Partners? Capital,
	September 30, 2007	    6,353.118	  11,984,032	  207,304	  12,191,336












The accompanying notes are an integral part of these consolidated financial statements.


       <table> 	MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)




	          For the Nine Months Ended September 30,

	      2007     	      2006
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	44,757	116,776
Noncash item included in net income:
	Net change in unrealized	(314,473)	(434,818)

(Increase) decrease in operating assets:
	Restricted cash	(74,780)	(62,079)
	Interest receivable (MS&Co.)	20,112	(2,475)

Decrease in operating liabilities:
	Accrued administrative expenses	(13,354)	(36,115)
	Accrued brokerage fees (MS&Co.)	(6,283)	(8,013)
	Accrued management fees	      (1,571)	            (2,002)

Net cash used for operating activities	   (345,592)	        (428,726)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	(1,922,365)	(2,510,963)
Increase in minority interest	            530	                 547

Net cash used for financing activities	  (1,921,835)	     (2,510,416)

Net decrease in unrestricted cash	(2,267,427)	(2,939,142)

Unrestricted cash at beginning of period	  13,545,110	    16,730,219

Unrestricted cash at end of period	  11,277,683	    13,791,077







	The accompanying notes are an integral part of these consolidated financial statements.


       <table> MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
CONSOLIDATED SCHEDULES OF INVESTMENTS
September 30, 2007 (Unaudited) and December 31, 2006



Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

Percentage of
  Net Assets
      Short
  Unrealized
 Gain/(Loss)

Percentage of
  Net Assets
       Net
  Unrealized
  Gain/(Loss)

$
%
$
%
$

September 30, 2007, Partnership Net Assets:  $12,191,336



Commodity
     25,422
        0.21
     19,800
       0.16
     45,222
Equity
 141,651
        1.16
 ?
          ?
   141,651
Foreign currency
     34,809
        0.29
     66,618
       0.55
   101,427
Interest rate
     31,521
        0.26
       2,778
       0.02
     34,299






     Grand Total:
   233,403
        1.92
     89,196
       0.73
   322,599

     Unrealized Currency Gain





     13,408

     Total Net Unrealized Gain per Statement of Financial Condition



     336,007


 December 31, 2006, Partnership Net Assets: $14,005,185









Commodity
       6,542
        0.05
      28,610
       0.20
     35,152
Equity
     6,338
        0.05
 ?
          ?
       6,338
Foreign currency
     (5,450)
       (0.04)
         (788)
      (0.01)
      (6,238)
Interest rate
   (59,578)
       (0.43)
      77,876
       0.56
     18,298






     Grand Total:
   (52,148)
       (0.37)
    105,698
       0.75
     53,550

     Unrealized Currency Loss





   (32,016)

     Total Net Unrealized Gain per Statement of Financial Condition



      21,534





The accompanying notes are an integral part of these consolidated financial statements.





       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

International plc (?MSIP?) serves as the commodity broker for trades on the London Metal Exchange. Demeter, MS&Co., and MSIP are wholly-owned subsidiaries of Morgan Stanley. The trading advisor to the Partnership is SSARIS Advisors, LLC (the ?Trading Advisor?). Morgan Stanley Principal Plus Fund Management L.P. (the ?Trading Company?) was established solely to trade in Futures Interests on behalf of the Partnership.

2.  Related Party Transactions
The Partnership?s and Trading Company?s cash is on deposit with MS&Co. and MSIP in futures, forward, and options trading accounts to meet margin requirements as needed. MS&Co. pays monthly interest income on 100% and 90% of the Partnership?s and the Trading Company?s, respectively, average daily Net Assets for the month at a rate equal to the monthly average yield on the 4-week U.S. Treasury bills discount rate during such month. The Trading Company pays brokerage fees to MS&Co.

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


The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Consolidated Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains
	on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded 	 Traded 	Total	 Traded 	 Traded
	  $	   $	  $
Sep. 30, 2007	336,007	-  	336,007	    Mar. 2008       -
Dec. 31, 2006	21,534	-  	21,534    	Jun. 2007       -

The Partnership has credit risk associated with counterparty non-performance. As of the date of the consolidated financial

       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Consolidated Statements of Financial
Condition.


The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $12,370,142 and $14,248,316 at September 30, 2007, and December

       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

31, 2006, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership
has a netting agreement with MS&Co.   This agreement, which seeks
to reduce both the Partnership?s and MS&Co.?s exposure to off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.



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



meet before being recognized in the financial statements. FIN 48 was effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 has no impact on the Partnership?s financial statements.




In September 2006, the FASB issued SFAS No. 157, ?Fair Value Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS NO. 157 is effective for the Partnership as of January 1, 2008. The impact to the Partnership?s consolidated financial statements, if any, is currently being assessed.

5.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Consolidated Statements of Financial Condition, restricted cash represents cash on deposit to satisfy margin requirements for trading. These amounts of restricted cash are maintained in separate trading accounts. Cash that is not on deposit to satisfy the margin requirements for trading is reflected as unrestricted cash.

Item 2.	MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with MS&Co. and MSIP as commodity brokers in separate futures, forward, and options trading accounts established for the Trading Advisor.
Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on
       behalf of the Partnership during the period in question.
Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2007
The Partnership recorded total trading results including interest income totaling $157,999, expenses totaling $211,365, and minority interest of $571, resulting in a net loss of $52,795 for the three months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $1,925.50 at June 30, 2007, to $1,918.95 at September 30, 2007.

The most significant trading losses of approximately 2.6% were recorded in the global stock index sector primarily during July and August from long positions in European and U.S. equity index futures as prices fell sharply amid speculation that a widening credit crunch, sparked by U.S. sub-prime mortgage losses, would erode global economic growth and corporate earnings. Elsewhere, losses of approximately 0.3% were incurred in the agricultural markets primarily during August from long positions in live cattle futures as prices fell amid concerns that a decline in the U.S. economy and further losses in the equity markets would cause a decline in consumer demand. Elsewhere in the agricultural complex, short positions in corn futures resulted in additional losses during August as prices increased amid fears that persistent dry weather in global growing regions would significantly decrease supply. Further losses of approximately 0.3% were experienced in the metals markets primarily during August from both short and long positions in copper and zinc futures as prices moved without consistent direction amid conflicting data regarding supply and demand. A portion of the Partnership?s losses in the third quarter was offset by gains of approximately 2.4% experienced in the global interest rate sector primarily during August from long positions in U.S., German, and Japanese fixed-income futures as prices increased in a worldwide ?flight-to-quality? after volatility in global equity markets, spurred by losses in the U.S. sub-prime mortgage sector, caused investors to seek the ?safe haven? of government bonds. During September, smaller gains were recorded from long positions in U.S. interest rate futures as prices moved higher leading up to and after the U.S. Federal Reserve?s decision to cut interest rates at its September 18 meeting. Further gains of approximately 0.7% were experienced in the currency sector during August from long positions in the Australian dollar versus the New Zealand dollar as the value of the Australian dollar moved higher against the New Zealand dollar after the Australian Bureau of Statistics reported that retail sales in Australia had climbed more than expected in July. Additional gains were recorded during September from outright short positions in the U.S. Dollar Index, as well as from long positions in the euro and British pound versus the U.S. dollar, as the value of the U.S. dollar
       moved lower relative to most of its major rivals amid the aforementioned interest rate cut by the U.S. Federal Reserve. Furthermore, the value of the U.S. dollar was pulled lower amid speculation that the U.S. Federal Reserve would continue to reduce interest rates in the near term in order to spur economic growth after the recent collapse of the sub-prime mortgage market. Lastly, short positions in the euro versus the Norwegian krone resulted in gains during September as the value of the Norwegian krone moved higher in tandem with rising energy prices. Smaller gains of approximately 0.1% were recorded in the energy markets primarily during July from long futures positions in Brent crude oil as prices moved higher amid worries that supplies of European North Sea oil would dwindle.

The Partnership recorded total trading results including interest income totaling $678,889, expenses totaling $633,602, and minority interest of $530, resulting in net income of $44,757 for the nine months ended September 30, 2007. The Partnership?s net asset value per Unit increased from $1,909.85 at December 31, 2006, to $1,918.95 at September 30, 2007.

The most significant trading gains of approximately 3.5% were experienced in the global interest rate sector during May and June from short positions in European fixed-income futures as prices trended lower amid consistently strong consumer sentiment and unemployment data out of Germany and the United Kingdom.
       Elsewhere, gains were recorded from short positions in
Japanese government bond futures primarily during June as prices moved lower on weaker demand for Japanese yen-denominated assets. During August, newly established long positions in U.S., German, and Japanese fixed-income futures resulted in gains as prices increased in a continuation of a worldwide ?flight-to-quality? after volatility in global equity markets, spurred by losses in the U.S. sub-prime mortgage sector, caused investors to seek the ?safe haven? of government bonds. During September, smaller gains were recorded from long positions in U.S. interest rate futures as prices moved higher leading up to and after the U.S. Federal Reserve?s decision to cut interest rates at its September 18, 2007, meeting. Additional gains of approximately 0.7% were recorded in the metals markets during February, March, and April from long positions in nickel and copper futures as prices moved higher on speculation that low stockpiles would create a supply shortage in the future and after the International Monetary Fund's strong global growth forecasts bolstered sentiment that demand for base metals would increase this year. Further gains were recorded from newly established short positions in nickel futures as prices moved lower during June on news that China would cut stainless steel output. Elsewhere, short positions in silver futures resulted in gains during March and June as prices fell amid speculative selling. Gains of approximately 0.4% were recorded in the energy markets during March, April, and July from long futures positions in Brent crude oil and gasoline as prices
       increased amid concerns of rising geopolitical tension in the Middle East and worries that supplies of European North Sea oil were dwindling. Finally, gains of approximately 0.4% were experienced in the currency sector primarily during April, May, and September from outright short positions in the U.S. Dollar Index, as well as from long positions in the euro and British pound versus the U.S. dollar, as the value of the euro moved higher after the Ifo Institute stated that German business sentiment had climbed to the second highest on record in April and the value of the British pound moved higher as consistently strong economic data out of the United Kingdom increased speculation that the Bank of England would increase interest rates. In addition, the value of the U.S. dollar moved lower relative to most of its major rivals leading up to and after the U.S. Federal Reserve?s decision to cut interest rates at its September 18 meeting. A portion of the Partnership?s gains in the first nine months of the year was offset by losses of approximately 2.7% recorded in the global stock index sector during February and early March from long positions in U.S., European, and Pacific Rim stock index futures as prices reversed sharply lower after a massive sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-
       off spread to other equity markets.  During July and
August, long positions in European and U.S. equity index futures resulted in further losses as prices fell sharply amid speculation that a widening credit crunch, sparked by U.S. sub-prime mortgage losses, would erode global economic growth and corporate earnings. Additional losses of approximately 0.7% were recorded in the agricultural markets from both short and long positions in lean hog futures as prices moved without consistent direction during January, March, and May amid conflicting news regarding supply and demand. Meanwhile, long positions in corn futures resulted in losses during January as prices declined due to speculative selling. Further losses were incurred from newly established short positions in corn futures as prices moved higher during May, June, and August amid lower production and fears that persistent dry weather in global growing regions would significantly decrease supply.


For the Three and Nine Months Ended September 30, 2006
The Partnership recorded total trading results including interest income totaling $438,098, expenses totaling $228,738, and minority interest of $2,063, resulting in net income of $207,297 for the three months ended September 30, 2006. The Partnership?s net asset value per Unit increased from $1,882.97 at June 30, 2006, to $1,910.06 at September 30, 2006.

       The most significant trading gains of approximately 1.3%
were recorded in the global interest rate sector, primarily during August, from long positions in U.S. fixed-income futures as prices increased on higher demand amid concerns of a slowing global economy and news that Iran would continue its nuclear research program. During September, U.S. interest rate futures prices moved higher following government reports showing a weak housing market and slowing manufacturing activity. Additional gains of approximately 0.9% were recorded in the global stock index markets, during August and September, from long positions in S&P 500 Index futures as prices moved higher on strong performance in the technology sector, solid corporate earnings, and a stronger than expected increase in U.S. consumer confidence. Within the metals markets, gains of approximately 0.1% were recorded, primarily during July and August, from long positions in nickel futures as prices advanced on reports of weak global stockpiles, consistently strong global demand, and lower than forecasted production. In addition, prices were boosted by news of labor disputes at mining facilities in Canada. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 0.5% in the agricultural markets during July from short positions in corn futures as prices increased on high demand and low inventories. Additional losses were experienced from newly established long positions in corn futures as prices reversed lower towards the latter half of July on favorable weather forecasts. Elsewhere in the agricultural
       complex, losses were incurred during July from long
positions in orange juice futures as prices moved lower after the U.S. Department of Agriculture reported an increase in orange juice production. Additional losses were incurred from newly established short positions in orange juice futures as prices reversed higher towards the end of July on concerns regarding poor harvest due to hot weather and labor shortages. Elsewhere in the agricultural complex, long positions in lean hog and live cattle futures incurred losses during July and September as prices declined on technically-based selling. Additional losses of approximately 0.1% were incurred in the currency markets, primarily during August, from long positions in the euro versus the Australian dollar and U.S. dollar as the Australian dollar strengthened on expectations that the Reserve Bank of Australia would raise interest rates in the near future, while the U.S. dollar moved higher on stronger than expected economic data.

The Partnership recorded total trading results including interest income totaling $828,159, expenses totaling $710,836, and minority interest of $547, resulting in net income of $116,776 for the nine months ended September 30, 2006. The Partnership?s net asset value per Unit increased from $1,895.39 at December 31, 2005, to $1,910.06 at September 30, 2006.


The most significant trading gains of approximately 1.4% were recorded in the global stock index markets, primarily during January and March, from long positions in U.S. equity index
       futures as prices trended higher on strong corporate
earnings and solid economic data. Additional gains were experienced, during August and September, from long positions in U.S. equity index futures as prices increased on falling energy prices. In addition, the S&P 500 Index closed at a five-and-a-half year high after the U.S. Conference Board reported a stronger than expected rebound in consumer confidence in September. Additional gains of approximately 0.7% were experienced within the metals markets, primarily during January and March, from long futures positions in copper, nickel, and zinc as prices strengthened amid weak supplies, forecasts for continued buying by China, and acceleration in global demand. Further gains were experienced, during July and August, from long positions in nickel futures as prices advanced on reports of weak global stockpiles, consistently strong global demand, and lower than forecasted production. In addition, prices were boosted by
news of labor disputes at mining facilities in Canada.   Smaller
gains of approximately 0.6% were recorded in the global interest rate futures markets, during March and April, from short positions in U.S. fixed-income futures as prices trended lower amid strength in regional equity markets and investor sentiment that interest rates in the United States would rise in order to combat inflation. During August, further gains were recorded from long positions in U.S. fixed-income futures as prices increased on higher demand amid concerns of a slowing global economy and news that Iran would continue its nuclear research
       program.  U.S. interest rate futures prices also moved higher during September following government reports showing a weak housing market and slowing manufacturing activity. A portion of the Partnership?s overall gains for the first nine months of the year was offset by losses of approximately 0.7% in the agricultural markets, during May, from short futures positions in corn as prices moved higher on news of strong demand and bullish export data. During June, newly established long positions in corn futures incurred further losses as prices reversed lower on favorable weather conditions in the U.S. Midwest and reports of improved crop conditions. Additional losses were recorded during July from short and long positions in corn futures as prices moved higher amid high demand but reversed lower at the end of the month as the U.S. corn harvest started. Further losses in the agricultural complex were incurred during July from long positions in orange juice futures as prices moved lower after the U.S. Department of Agriculture reported an increase in orange juice production. Additional losses were incurred from newly established short positions in orange juice futures as prices reversed higher toward the end of July on concerns regarding a poor harvest due to hot weather and labor shortages. Within the energy markets, losses of approximately 0.2% were incurred during March from short futures positions in crude oil and its related products as prices moved higher on fears of supply disruptions fueled by news of geopolitical tensions in Nigeria. Newly established long positions in crude oil futures experienced
       additional losses as prices fell during May after supply data from the U.S. Department of Energy showed crude oil inventory levels at an eight-year high. Crude oil prices continued to fall into June on news of the death of Iraqi insurgent leader Abu Musab al-Zarqawi and positive steps taken regarding the nuclear standoff between the U.S. and Iran. Elsewhere in the energy markets, further losses were incurred during July from short positions in natural gas futures as prices moved higher amid hot weather across much of the U.S. and news of a decline in domestic supplies. During August, additional losses were recorded from newly established long positions in natural gas futures as prices reversed lower on an overabundance in supply.

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

       The futures, forwards, and options traded by the
Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

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

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.
The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for
       each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2007 and 2006. At
       September 30, 2007 and 2006, the Partnership?s total
capitalization was approximately $12 million and $15 million, respectively.

Primary Market           September 30, 2007    September 30, 2006
Risk Category	  	        Value at Risk         Value at Risk

Interest Rate	(0.93)%	(1.38)%
Equity	                           (0.86)	(1.12)
Currency                  	(0.17)	(0.22)
Commodity           	(0.28)            	(0.18)
Aggregate Value at Risk 	(1.52)%        	(1.36)%


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

       The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2006, through September 30, 2007.

Primary Market Risk Category        High      Low      Average
Interest Rate	(0.93)%	(0.79)%	(0.87)%
Equity	(1.54)	(0.75)	(1.01)
Currency	(0.22)	(0.14)	(0.17)
Commodity	(0.41)	(0.17)	(0.27)
Aggregate Value at Risk	(1.83)%	(1.17)%	(1.48)%


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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2006, and for the four quarter-end reporting periods from October 1, 2006, through September 30, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2007, such amount is equal to approximately 95% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure of the Partnership at September 30, 2007, was to the global interest rate sector. Exposure was primarily spread across the U.S., Japanese, European, Australian, New Zealand, and Canadian interest rate sectors. Interest rate movements directly affect the price of
       the sovereign bond futures positions held by the
Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., New Zealand and Australia. Demeter anticipates that the G-7 countries? interest rates, as well as New Zealand and Australian interest rates, will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. The second largest market exposure of the Partnership at September 30, 2007, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2007, the Partnership?s primary exposures were to the SPI 200 (Australia), CAC 40 (France), FTSE 100 (United Kingdom), S&P 500 (U.S.),
       NASDAQ 100 (U.S.), DAX (Germany), NIKKEI 225 (Japan), and
RUSSELL 2000 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., Japanese, and European stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. At September 30, 2007, the Partnership had exposure to the currency sector. Exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2007, the Partnership?s major exposures were to euro, Norwegian krone, Australian dollar, New Zealand dollar, and Swiss franc currency crosses, as well as outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. The third largest market exposure of the Partnership at September 30, 2007, was to the markets that comprise these sectors. Most of the exposure was to the soybeans, soybean meal, lean hogs, cotton, coffee, corn, live cattle, sugar, feeder cattle, and orange juice markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. At September 30, 2007, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as copper. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. At September 30, 2007, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in oil related products. Price movements in these markets result from geopolitical developments, particularly in the Middle
       East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.


Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2007, were in euros, Japanese yen, British pounds, Australian dollars, New Zealand dollars, South African rand, Canadian dollars, Swiss francs, and Norwegian kroner. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4T.  CONTROLS AND PROCEDURES
Not applicable.
       PART II.  OTHER INFORMATION


Item 1A.  RISK FACTORS

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006, and the Partnership?s Report on Form 10Q for the quarters ended March 31, 2007, and June 30, 2007.


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




                      Morgan Stanley Principal Plus Fund L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

November 14, 2007     By:  /s/Lee Horwitz
                              Lee Horwitz
                              Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.
















DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1578: