Form 10-K
period 2007-12-31
MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
filed 2008-03-28
CIK 854915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ________________to___________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant?s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___  Accelerated filer____  Non-accelerated filer   X

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes       No  X

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant?s most recently completed second fiscal quarter:
$12,478,926 at June 30, 2007.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


       <table> MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2007
<caption>                        Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . 	. . . . . 1

Part I .

	Item 1. 	Business . . . . . . . . . . . . . . . . . . . . . . . . 2-6

	Item 1A.	Risk Factors . . . . . . . . . . . . . . . . . . . . . . 6-7

	Item 1B.	Unresolved Staff Comments. . . . . . . . . . . . . . . . . 7

	Item 2. 	Properties . . . . . . . . . . . . . . . . . . . . . . . 7-8

	Item 3. 	Legal Proceedings . . . . . . . . . . . . . . . . . . . . .8

	Item 4. 	Submission of Matters to a Vote of Security Holders . . .  8

Part II.

	Item 5. 	Market for Registrant's Common Equity, Related
			Stockholder Matters and Issuer Purchases of
			Equity Securities . . . . . . . . . . . . . . . . . . . .  9

	Item 6. 	Selected Financial Data . . . . . . . . . . . . . . . . . 10

	Item 7. 	Management's Discussion and Analysis of Financial
				Condition and Results of Operations . . . . . . . . . .11-31

	Item 7A.	Quantitative and Qualitative Disclosures About
				Market Risk . . . . . . . . . . . . . . . . . . . . .  31-46

	Item 8. 	Financial Statements and Supplementary Data . . . . . .46-47

	Item 9.		Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure . . . . . . . . . . . 47

	Item 9A.		Controls and Procedures . . . . . . . . . . . . . . . .47-50

	Item 9A(T).Controls and Procedures. . . . . . . . . . . . . . . . .50

	Item 9B.	Other Information . . . . . . . . . . . . . . . . . . . . 50

Part III.

	Item 10.		Directors, Executive Officers and Corporate
			Governance . . . . . . . . . . . . . . . . . . . . . . 51-58

	Item 11.	Executive Compensation . . . . . . . . . . . . . . . . 58-59

	Item 12.		Security Ownership of Certain Beneficial Owners
				and Management and Related Stockholder Matters.. . . . . .59

	Item 13.	Certain Relationships and Related Transactions,
			and Director Independence . . . . . . . . . .  . . . .  . 59
	Item 14.		Principal Accountant Fees and Services. . . . . . . . .60-61
Part IV.

	Item 15.		Exhibit and Financial Statement Schedules. . . . . . . 62-63


	DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:


	        Documents Incorporated	         Part of Form 10-K

	Partnership's Prospectus dated
	November 8, 1995    	      I

	Annual Report to Morgan Stanley
	Principal Plus Fund L.P.
	Limited Partners for the year
	ended December 31, 2007                II, III, and IV

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

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The commodity brokers are Morgan Stanley & Co. Incorporated (?MS&Co.?) and Morgan Stanley & Co. International plc (?MSIP?). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange. The commodity brokers prior to April 1, 2007, were Morgan Stanley DW Inc. (?Morgan Stanley DW?), MS&Co., and MSIP. Demeter, MS&Co., and MSIP are wholly-owned subsidiaries of Morgan Stanley. The trading advisor to the Partnership is SSARIS Advisors, LLC (the ?Trading Advisor?). Morgan Stanley Principal Plus Fund Management L.P. was established solely to trade in Futures Interests on behalf of the Partnership.

       Effective April 1, 2007, Morgan Stanley DW merged into
MS&Co. Upon completion of the merger, the surviving entity, MS&Co., became the Partnership?s principal U.S. commodity broker-dealer.

Effective April 13, 2007, Morgan Stanley & Co. International
Limited changed its name to Morgan Stanley & Co. International plc.

From February 1, 1996, through August 31, 2003 (the ?Guarantee Period?), the Partnership had approximately 80% of its assets invested in zero-coupon United States Treasury Securities (the ?Yield Pool?) and its remaining assets were invested in Futures Interests.

The investment in the Yield Pool was made in order to ensure a guaranteed net asset value per limited partnership interest (?Unit(s)?) of $1,961.00 as of the end of the Guarantee Period, which occurred on August 31, 2003. At the end of the Guarantee Period the net asset value per Unit was $2,058.58, greater than the guaranteed net asset value of at least $1,961.00 per Unit. The zero-coupon U.S. Treasury Securities matured and the Yield Pool was liquidated on August 31, 2003. The proceeds from its liquidation were invested in and will continue to be used in the
       trading of Futures Interests without any guarantee with respect to the net asset value per Unit at any futures date.

The Partnership began the year at a net asset value per Unit of $1,909.85 and returned (2.0)% to $1,872.42 on December 31, 2007.
For a more detailed description of the Partnership's business, see subparagraph (c).

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

	Facets of Business
	1.	Summary	1.	"Summary of the Prospectus"
		(Pages 2-14 of the
		 Prospectus).

	2.	Commodity Markets	2.	"The Futures, Options, and
				 Forward Markets" (Pages
				 51-56 of the Prospectus).

	3.	Partnership's Commodity	3.	?Trading Policies? (Page
		Trading Arrangements and		 62 of the Prospectus). ?The
  		Policies		 Trading Advisor? (Pages 58-
				 62 of the Prospectus).
				?The Yield Pool? (Page 63
				 of the Prospectus).  ?The
				 Trading Company? (Pages
				 63-64 of the Prospectus).

	4.	Management of the Part-	4.	"The Management Agree-
		nership		 ment?(Pages 66-67 of the
				 Prospectus).  ?The General
				 Partner? (Pages 48-50 of
				 the Prospectus) and
				"The Commodity Broker?
				(Pages 64-65 of the
				 Prospectus).  ?The
 Partnership Agreement?
(Pages 70-73 of the
 Prospectus).

	5.	Taxation of the Partner-	5. 	?Material Federal Income
  	ship?s Limited Partners		 Tax  Aspects? and "State
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

(e) Available Information. The Partnership files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (?SEC?). You may read and copy any document filed by the Partnership at the SEC?s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website; however, the Partnership?s SEC filings are available to the public from the EDGAR database on the SEC?s website at ?http://www.sec.gov?. The Partnership?s CIK number is 0000854915.

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

Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.  PROPERTIES
The Partnership?s executive and administrative offices are located within the offices of MS&Co. The MS&Co. offices utilized by the Partnership are located at 522 Fifth Avenue, 13th Floor, New York, NY 10036.
       Demeter changed its address in June 2007 from 330 Madison
Avenue, 8th Floor, New York, NY 10017 to 522 Fifth Avenue, 13th Floor, New York, NY 10036.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

      	PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
         STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
	    SECURITIES



(a) Market Information. There is no established public trading market for Units of the Partnership.

(b) Holders.  The number of holders of Units at December 31,
2007, was approximately 820.

(c) Distributions. No distributions have been made by the Partnership since it commenced operations on February 14, 1990. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of the Partnership?s profits.

       <table>
Item 6.  SELECTED FINANCIAL DATA (in dollars)







	      	                 For the Years Ended December 31,
                 2007        2006         2005         2004        2003  _

Total Trading Results
including interest
income and change in
value of Yield Pool	 	   595,589	  1,055,932 	    315,385      318,224   1,166,605


Net Income (Loss)	 	   	  (238,397)	    117,359	   (808,754)  (1,060,662)   (606,538)


Net Income (Loss)
for Tax and Net Asset
Valuation 			   	  (238,397)	    117,359 	   (808,754)	  (1,060,662)    307,485


Net Income (Loss)
Per Unit for Tax and
Net Asset Valuation
(Limited & General
Partners) 			     	    (37.43)		14.46 	     (74.61)	     (83.17)	      21.71


Total Assets 			11,668,654   14,304,353	 17,393,538   23,076,078	 27,321,957


Total Limited
Partners' Capital			11,173,321 	 13,798,864	 16,716,099   21,965,072	 26,207,748


Net Asset Value Per
Unit 				 	  1,872.42	   1,909.85	   1,895.39     1,970.00	   2,053.17









       Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	   CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIP as commodity brokers in separate futures, forwards, and options trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for each of the three years in the period ended December 31, 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than
       in the context of the Trading Advisor's trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following:
The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Consolidated Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts, along with the ?Proceeds from Litigation Settlement?, constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Prior to August 31, 2003, the difference between the cost of the zero-coupon U.S. Treasury Securities and its market value was recorded as ?Change in value of Yield Pool?.
                               - 14 -


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

The Partnership recorded total trading results including interest income totaling $595,589 and expenses totaling $836,945, and minority interest of $(2,959), resulting in a net loss of $238,397 for the year ended December 31, 2007. The Partnership?s net asset value per Unit decreased from $1,909.85 at December 31, 2006, to $1,872.42 at December 31, 2007. Total redemptions for the year were $2,391,189 and the Partnership?s ending capital was $11,375,599 at December 31, 2007, a decrease of $2,629,586 from ending capital at December 31, 2006, of $14,005,185.

The most significant trading losses of approximately 5.7% were incurred within the global stock index sector during February and early March from long positions in U.S., European, and Pacific Rim stock index futures as prices reversed sharply lower after a massive sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal
                              - 15 ?


       Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, worries that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. During July, August, November, and December, long positions in U.S. and European equity index futures resulted in further losses as prices fell sharply on concerns that a widening credit crunch, sparked by U.S. sub-prime mortgage losses, would erode global economic growth and corporate earnings. A portion of these losses was offset by gains of approximately 3.2% experienced in the global interest rate sector during January, May, and June from short positions in U.S., German, and Japanese fixed-income futures as prices trended lower as consistently strong economic data and rising global equity prices resulted in reduced demand for the ?safe haven? of fixed-income investments. In addition, prices moved higher on investor sentiment that the respective central banks would need to raise interest rates in order to curb inflation. During August, September, and November, newly established long positions in U.S., German, and Japanese fixed-income futures resulted in gains as prices increased in a worldwide ?flight-to-quality? after volatility in global equity markets, spurred by losses in the U.S. sub-prime mortgage sector, caused investors to seek the ?safety? of government bonds. Additional gains of approximately 0.6% were recorded in the energy sector during March, April, July, October, and December from long futures positions in crude oil and its related products as prices trended higher due to persistent
                               - 16 ?


       concerns that instability in Iraq and tension over Iran's nuclear program would negatively affect global supply. In addition, energy prices increased amid continued weakness in the U.S. dollar as U.S. dollar-denominated assets became more attractive to investors. Gains of approximately 0.6% were also achieved in the currency sector in April, September, and October from long positions in the euro and British pound versus the U.S. dollar, as well as outright short positions in the U.S. Dollar Index, as the value of the U.S. dollar weakened against its major rivals leading up to and after the U.S. Federal Reserve?s decisions to cut interest rates in order to spur economic growth after the collapse of the sub-prime mortgage market. Conversely, strong economic data out of the European Union and the United Kingdom added to growing investor sentiment that the respective central banks of these countries would raise interest rates in order to combat inflation. Smaller gains of approximately 0.5% were experienced in the metals markets during February, March, and April from long positions in nickel and copper futures as prices moved higher on speculation that low stockpiles would create a supply shortage in the future and after the International Monetary Fund's strong global growth forecasts bolstered sentiment that demand for base metals would increase during the year. Further gains were recorded from newly established short positions in nickel futures as prices moved lower during June and November on news that China would cut stainless steel output. Elsewhere in the metals complex, short positions in silver futures resulted in gains primarily during March and June as prices fell amid speculative selling. Finally,
                                - 17 ?


       gains of approximately 0.5% were recorded in the
agricultural complex during February from long futures positions in the soybean complex as prices rose on speculative buying, news of persistent global demand, and worries that drought conditions in the western U.S. would cause a shortage in the spring harvest of 2007. Prices increased further during September and December amid sentiment that the rising cost of oil might boost demand for alternative biofuels and on concerns of diminishing supplies in Brazil and Argentina, two of the world?s largest exporters.

The Partnership recorded total trading results including interest income totaling $1,055,932 and expenses totaling $938,074, and minority interest of $499, resulting in net income of $117,359 for the year ended December 31, 2006. The Partnership?s net asset value per Unit increased from $1,895.39 at December 31, 2005, to $1,909.85 at December 31, 2006. Total redemptions for the year were $3,033,032 and the Partnership?s ending capital was $14,005,185 at December 31, 2006, a decrease of $2,915,673 from ending capital at December 31, 2005, of $16,920,858.

The most significant trading gains of approximately 3.6% were recorded in the global stock index sector during January and March from long positions in U.S. and European equity index futures as prices trended higher on strong corporate earnings and solid economic data. During August and September, additional gains were experienced from long positions in U.S. and European equity index
       futures as prices advanced after a report by the U.S.
Conference Board reporting a stronger-than-expected rebound in consumer confidence, as well as data showing increased merger and acquisition activity and solid corporate earnings in Europe. During October, gains continued from long positions in U.S. and European stock index futures as prices moved higher amid declining energy prices and stronger-than-expected third quarter earnings. In addition, U.S. equity index futures prices rose after the U.S. Federal Reserve?s decision to hold interest rates steady.
Finally, gains were experienced during December from long positions in U.S. and European equity index futures as prices continued to move higher amid optimism about the future of the global economy. Further gains of approximately 0.9% were experienced within the metals markets, primarily during January and March, from long futures positions in copper, nickel, and zinc as prices strengthened amid weak supplies, forecasts for continued buying by China, and acceleration in global demand. During October, long positions in zinc futures resulted in further gains as prices rose amid labor protests in producer countries and news that inventories, tracked by the London Metal Exchange, had declined more-than-expected. Additional gains were recorded in December from short positions in copper futures as prices dropped after industrial output unexpectedly fell in the Euro-Zone countries, signaling reduced demand for the metal. Smaller gains of approximately 0.1% were recorded in the currency markets,
                                - 19 ?
       primarily from short positions in the South African rand against the U.S. dollar as the rand trended lower during the second quarter amid falling commodities prices, news that South Africa?s Current-Account deficit had widened to a 24-year high, and expectations that the country?s Gross Domestic Product growth would be weaker-than-expected. During September, short positions in the Norwegian krone versus the euro resulted in additional gains as the value of the Norwegian krone moved lower on investor concern that a prolonged decline in oil prices might negatively affect the Norwegian economy. In addition, gains were experienced during the fourth quarter from short positions in the Australian dollar versus the New Zealand dollar as the value of the New Zealand dollar climbed higher as investors flocked to the higher yields available on the nation's government bonds. A portion of the Partnership?s overall gains for the year was offset by trading losses of approximately 1.6% in the global interest rate sector from short and long positions in European and U.S. fixed-income futures as prices moved without consistent direction amid uncertainty regarding the future of global interest rate policy. Additional losses were incurred from short positions in European interest rate futures as prices reversed higher during the second quarter after weakness in the equity markets created strong demand for the ?safe haven? of fixed-income investments. European interest rate futures prices were also pushed higher after the May ?ZEW? Institute survey showed investor confidence in Germany had
                                - 20 ?
       fallen for a fourth straight month.  Losses were extended in October and December from long positions in U.S. and European fixed-income futures as prices moved lower amid overall strength in the equity markets and speculation of further interest rate hikes by the U.S. Federal Reserve and European Central Bank. Further losses of approximately 0.4% were recorded in the energy markets during March from short positions in gas oil futures as prices moved higher on fears of supply disruptions fueled by news of geopolitical tensions in Nigeria. In May, newly established long positions in gas oil futures experienced additional losses as prices fell after supply data from the U.S. Department of Energy showed crude oil inventory levels were at an eight-year high. Gas oil prices continued to fall into June on news of the death of Iraqi insurgent leader Abu Musab al-Zarqawi and positive steps taken regarding the nuclear standoff between the U.S. and Iran, resulting in additional losses from long positions. During October and November, short positions in natural gas futures incurred losses as prices reversed higher on speculation of increased demand after weather forecasts called for colder weather in the U.S. Northeast. During December, losses were recorded from long positions in gas oil futures as prices weakened due to uncertainty regarding OPEC?s plan to cut production, a lower demand forecast, and mild winter temperatures across the U.S. Northeast. Smaller losses of approximately 0.3% were incurred during July in the agricultural markets from long positions in
                                - 21 ?
       orange juice futures as prices moved lower after the U.S.
Department of Agriculture reported an increase in orange juice production. Additional losses were incurred from newly established short positions in orange juice futures as prices reversed higher towards the end of the month on concerns regarding poor harvest due to hot weather and labor shortages. Finally, losses were incurred from both short and long positions in corn and lean hog futures as prices moved without consistent direction throughout a majority of the year due to conflicting news regarding supply and demand.

The Partnership recorded total trading results including interest income totaling $315,385 and expenses totaling $1,134,384, and minority interest of $10,245, resulting in a net loss of $808,754 for the year ended December 31, 2005. The Partnership?s net asset value per Unit decreased from $1,970.00 at December 31, 2004, to $1,895.39 at December 31, 2005. Total redemptions for the year were $4,538,899 and the Partnership?s ending capital was $16,920,858 at December 31, 2005, a decrease of $5,347,653 from ending capital at December 31, 2004, of $22,268,511.

The most significant trading losses of approximately 1.6% were recorded in the currency markets primarily during the first and third quarters. During the first quarter, losses stemmed from long positions in the Singapore dollar versus the U.S. dollar as
                              - 22 ?
       the U.S. dollar advanced due to expectations that the
Chinese government would announce postponement of Chinese yuan re-valuation. Additional losses resulted during January from short U.S. dollar positions versus the South African rand and euro after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in U.S. trade deficit data, and speculation for higher U.S. interest rates. During February, short positions in the Singapore dollar and euro versus the U.S. dollar experienced losses as the U.S. dollar?s value declined amid news of disappointing U.S. economic data and proposed U.S. dollar reductions in foreign central bank currency reserves. Additional losses resulted during March from long positions in the Singapore dollar and euro versus the U.S. dollar, as well as from outright short positions in the U.S. dollar index, after the value of the U.S. dollar reversed sharply higher supported by market expectations for, and the eventual increase in the U.S. federal funds rate by the U.S. Federal Reserve. The value of the U.S. dollar strengthened further following the release of a larger-than-expected increase in February consumer prices. During the latter half of August and September, losses were incurred from long positions in the New Zealand dollar as the value of the New Zealand dollar declined on fears for an economic slow down in New Zealand. Smaller losses were incurred from long positions in the euro versus the U.S. dollar in September as the value of the euro was pulled down
                                - 23 ?
       after the release of lower 2005 and 2006 growth estimates for the European economy and news that Germany?s incumbent Chancellor, Gerhard Schroeder, refused to concede defeat to the opposition leader, Angela Merkel, in the days after the election. During July and August, losses were recorded from positions in the Singapore dollar relative to the U.S. dollar as the value of the Singapore dollar moved in a trendless pattern. Finally in December, losses were incurred from short U.S. dollar positions against the New Zealand dollar after the New Zealand dollar?s value declined amid weaker-than-expected economic growth data combined with a lack of confidence for further interest rate hikes from the Reserve Bank of New Zealand. Within the global interest rates futures markets, losses of approximately 0.5% were recorded during July, August, and September from positions in U.S. fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the U.S., and volatility in energy prices. Further losses were experienced during November from short positions in U.S. interest rate futures as prices increased towards the beginning of the month after strong demand at government debt auctions. Later in November, U.S. fixed-income futures prices were pressured higher on reduced inflation fears and expectations that the U.S. Federal Reserve could potentially end its cycle of hiking interest rates in early 2006. Smaller losses in the global interest rate futures markets were
       recorded from positions in Canadian, Australian, and
Japanese fixed-income futures. Smaller losses of approximately 0.3% were experienced in the agricultural markets from long positions in corn held during the first quarter after prices declined amid a stronger U.S. dollar and technically-based selling. In December, losses were recorded from short futures positions in corn after prices advanced on reports of strong demand and news of weaker- than-expected supplies. Additional losses resulted from long futures positions in cocoa held during the third quarter as prices moved lower on hopes for political stability in the Ivory Coast. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 0.7% recorded in the global stock index markets, during July and August from long positions in Japanese equity index futures as prices trended higher on optimism about the future of the Japanese economy. During September, long Japanese stock index futures positions experienced gains as prices increased sharply on positive comments from Bank of Japan Governor Toshihiko Fukui, who said the Japanese economy was in the process of emerging from a soft patch. Smaller Partnership gains of approximately 0.3% were experienced in the energy markets primarily during March, August, and September from long futures positions in natural gas. During March, natural gas prices move higher in tandem with crude oil prices, after OPEC oil ministers stated that there were no

       plans to raise output at the March 16 meeting.  Also
strengthening natural gas prices was a report by the Energy Information Administration stating that U.S. inventories of gasoline and heating oil measured significantly lower-than-expected. During the third quarter, gains were recorded as natural gas prices climbed higher on supply and demand concerns after Hurricane Katrina struck the Gulf of Mexico. In the metals markets, gains of approximately 0.1% occurred from long positions in copper futures as prices trended higher throughout a majority of the year amid persistent demand from China.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2007 trading results, refer to the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2007, which is incorporated by reference to Exhibit
13.01 of this Form 10-K.

The Partnership's gains and losses are allocated among its partners for income tax purposes.

Off-Balance Sheet Arrangements and Contractual Obligations.
The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.
       Market Risk.
The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership trades Futures Interests. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts? being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and the Trading Advisor was unable to offset positions of the Partnership, the Partnership could lose all of its assets and limited partners would realize a 100% loss.

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

       Credit Risk.
In addition to market risk, in entering into futures, forward, and options contracts, there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures, forward, and options contracts, traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member?s customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades affected for the broker?s customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract?s counterparty.

Demeter deals with these credit risks of the Partnership in several ways. First, Demeter monitors the Partnership?s credit
       exposure to each exchange on a daily basis.  The commodity brokers inform the Partnership, as with all of their customers, of the Partnership?s net margin requirements for all of its existing open positions, and Demeter has installed a system which permits it to monitor the Partnership?s potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership?s margin liability thereon.

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

       Third, with respect to forward contract trading, the
Partnership trades with only those counterparties which Demeter, together with MS&Co., has determined to be creditworthy. The Partnership presently deals with MS&Co. as the sole counterparty on all trading of foreign currency forward contracts.

For additional information, see the ?Financial Instruments?
section under ?Notes to Consolidated Financial Statements? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2007, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership?s operations.

New Accounting Developments.
In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 became effective for the Partnership as of January 1, 2007. The Partnership has determined that the adoption of FIN 48 did not have a material impact on the Partnership?s Financial Statements.
       The Partnership files U.S. federal and state tax returns.
The 2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of
                              - 31 -


       interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
       15% of contract face value.  Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

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

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities
       Act of 1933 and Section 21E of the Securities Exchange Act
of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would
                                - 34 -


       have been exceeded once in 100 trading days, or one day in
100.

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

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to
                              - 35 ?


       similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at December 31, 2007 and 2006. At December 31, 2007 and 2006, the Partnership?s total capitalization was approximately $11 million and $14 million, respectively.

Primary Market 	  December 31, 2007	   December 31, 2006
Risk Category	  	    Value at Risk	     Value at Risk
Equity				   (0.94)%		   (0.91)%
Interest Rate		  	   (0.69)			   (0.90)
Currency		 	        (0.12)	    		   (0.14)
Commodity		  		   (0.42)	 		   (0.20)
Aggregate Value at Risk 	   (1.32)%			   (1.41)%

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

The table below supplements the December 31, 2007, VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from January 1, 2007, through December 31, 2007.

Primary Market Risk Category      High        Low        Average
Equity                     	   (1.54)%	(0.75)%	   (1.02)%
Interest Rate				   (0.93)		(0.69)	   (0.82)
Currency  				   (0.22)		(0.12)	   (0.17)
Commodity 				   (0.42)		(0.17)	   (0.32)
Aggregate Value at Risk          (1.83)%	(1.17)%	   (1.46)%


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

The VaR tables provided present the results of the Partnership?s
VaR for each of the Partnership?s market risk exposures and on an
                               - 38 -


       aggregate basis at December 31, 2006, and for the four quarter-end reporting periods during calendar year 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co. (Morgan Stanley DW, prior to April 1, 2007); as of December 31, 2007, such amount is equal to approximately 95% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

       Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other
       factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at December 31, 2007, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., New Zealand and Australia. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2007, the Partnership?s primary exposures were to the DAX (Germany), FTSE 100 (United Kingdom), S&P 500 (U.S.), ASX AOI (Australia), CAC 40 (France), IBEX 35 (Spain), and NIKKEI 225 (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., Japanese, and European stock indices.
       Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The second largest market exposure of the Partnership at December 31, 2007, was to the global interest rate sector. Exposure was primarily spread across Japanese, European, U.S., Australian, and New Zealand interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. Demeter anticipates that the G-7 countries? interest rates, as well as New Zealand and Australian interest rates, will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

       Currency.  At December 31, 2007, the Partnership had
market exposure to the currency sector. Exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions, influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2007, the Partnership?s major exposures were to Australian dollar and New Zealand dollar currency crosses, as well as outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. The third largest market exposure of the Partnership at December 31, 2007, was to the markets that comprise these sectors. Most of the exposure was to the sugar, soybeans, live cattle, soybean meal, corn, lean hogs, orange juice, and feeder cattle markets. Supply

       and demand inequalities, severe weather disruptions,
and market expectations affect price movements in these markets.

Metals. At December 31, 2007, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of precious metals, such as silver and gold. The Partnership also had exposure to base metals, such as nickel and zinc. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

Energy. At December 31, 2007, the Partnership had market exposure to the energy sector. The Partnership?s primary energy exposure was to futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in
                          - 44 -


       the future. Natural gas has exhibited volatility in
price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at December 31, 2007, were in British pounds, euros, Japanese yen, Australian dollars, New Zealand dollars, South African rand, Canadian dollars, Norwegian kroner, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and by monitoring the performance of the Trading
       Advisor daily.  In addition, the Trading Advisor
establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements are incorporated by reference to the Partnership's Annual Report, which is filed as
Exhibit 13.01 hereto.

       Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

          Total Trading Results
Quarter	     including 		   	     	    Net Income/(Loss)
Ended 	  interest income   Net Income/(Loss)      Per Unit

2007
March 31 	    $ (108,446)	       $  (316,413)	   	 $ (44.25)
June 30          629,336	           413,965		    59.90
September 30     157,999	           (52,795)	  	    (6.55)
December 31	  (83,300)	          (283,154)	  	   (46.53)

Total		    $  595,589        $  (238,397)	 	 $ (37.43)

2006
March 31 	    $  303,629	       $    56,802	   	 $   6.77
June 30           86,432	          (147,323)		   (19.19)
September 30     438,098	           207,297	  	    27.09
December 31	  227,773	               583	  	    (0.21)

Total		    $1,055,932        $   117,359	 	 $  14.46


Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
		ACCOUNTING AND FINANCIAL DISCLOSURE

None.



Item 9A.  CONTROLS AND PROCEDURES
As of the end of the period covered by this annual report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

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

The Partnership?s internal control over financial reporting includes those policies and procedures that:

*	Pertain to the maintenance of records that, in reasonable
detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

*	Provide reasonable assurance that transactions are recorded
as necessary to permit preparation of Financial Statements in accordance with generally accepted accounting principles, and that the Partnership?s transactions are being made only in
accordance with authorizations of Management and directors;
and
-	48 ?

*	Provide reasonable assurance regarding prevention or timely
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

Management assessed the effectiveness of the Partnership?s internal control over financial reporting as of December 31, 2007. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2007.

Attestation Report of the Registered Public Accounting Firm Deloitte & Touche LLP, the Partnership?s independent registered public accounting firm, has issued an attestation report on
       the Partnership?s internal control over financial
reporting. This report, which expresses an unqualified opinion on the Partnership?s internal control over financial reporting, appears under ?Report of Independent Registered Public Accounting Firm? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2007.

Changes in Internal Control over Financial Reporting
There have been no material changes during the period covered by this annual report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


Item 9A(T).  CONTROLS AND PROCEDURES
Not applicable.

Item 9B.  OTHER INFORMATION
None.

       PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter, its general partner.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Effective May 1, 2006, Mr. Walter Davis, age 42, is a Director, Chairman of the Board of Directors, and President of Demeter. Mr. Davis is an Executive Director at Morgan Stanley and the Director of Morgan Stanley?s Managed Futures Department. Prior to joining Morgan Stanley in 1999, Mr. Davis worked for Chase Manhattan Bank?s Alternative Investment Group. Throughout his career, Mr. Davis has been involved with the development, management, and marketing of a diverse array of commodity pools, hedge funds, and other alternative investment funds. Mr. Davis received an M.B.A in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a B.A. in Economics from the University of the South in 1987.

Effective December 5, 2002, Mr. Frank Zafran, age 52, is a Director of Demeter. Mr. Zafran is a Managing Director at Morgan Stanley and, in January 2007, was named Director of Annuity and Insurance Services. Previously, Mr. Zafran was Director of the Wealth Solutions Division. Mr. Zafran joined the firm in 1979 and
       has held various positions in Corporate Accounting and the
Insurance Department, including Senior Operations Officer ? Insurance Division, until his appointment in 2000 as Director of Retirement Plan Services, responsible for all aspects of 401(k) Plan Services, including marketing, sales, and operations. Subsequently, he was named Chief Administrative Officer of Morgan Stanley?s Client Solution Division in 2002. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Effective March 31, 2003, Mr. Douglas J. Ketterer, age 42, is a Director of Demeter. Mr. Ketterer is a Managing Director of Morgan Stanley and is head of the Client Solutions Group. The Client Solutions Group is comprised of a number of departments (including, among others, the Alternative Investments Group, Consulting Services Group, Annuities & Insurance Department, Mutual Fund Department, and Retirement & Equity Solutions Group), which offer products and services through Morgan Stanley?s Global Wealth Management Group. Mr. Ketterer joined Morgan Stanley in 1990 and has served in many roles in the corporate finance/investment banking, asset management, and wealth management divisions of the firm. Mr. Ketterer received his M.B.A from New York University?s Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

       Effective May 1, 2005, Mr. Harry Handler, age 49, is a
Director of Demeter. Mr. Handler serves as an Executive Director at Morgan Stanley in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division as Equity Risk Officer. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group?s Best Execution Committee and manages the Stock Lending business. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a predecessor company to Morgan Stanley. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation of Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals as an Assistant to the Chairman. His roles at Mocatta Metals included stints on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean?s List from the University of Wisconsin-Madison with a B.A. degree and a double major in History and Political Science.

Effective May 1, 2006, Mr. Richard D. Gueren, age 46, is a Director of Demeter. Mr. Gueren is an Executive Director, Retail
                             - 53 ?
       Options and Transactional Futures of Morgan Stanley.  He is
responsible for marketing the options and futures product to the firm?s approximately 600 offices and approximately 9,000 Financial Advisors/Investment Representatives. Mr. Gueren first joined Dean Witter in August 1986, as a Compliance Analyst and in October 1987 became a member of the Options Strategy/Trading team. In 1997, Dean Witter merged with Morgan Stanley. Mr. Gueren is the firm?s Senior Registrant Options Principal. He is a member of several Morgan Stanley committees, including the firm?s National Error Committee and Best Execution Committee. He is an advisory member to the Credit & Risk Committee. Mr. Gueren is also an active member of several exchange and industry committees, including the Managing Directors Committee for the Chicago Board Options Exchange, and the Retail Advisory Committees for the American Stock Exchanges, the Philadelphia Stock Exchange, the Pacific Stock Exchange, and the International Securities Exchange. Mr. Gueren is also an Industry Arbitrator for FINRA and has been seated on numerous industry cases over the past eight years. He has also been asked to testify as an expert witness regarding options on numerous occasions. Mr. Gueren holds a Bachelor of Science degree in Economics from the University of Hartford.

Effective May 1, 2006, Mr. Michael P. McGrath, age 39, is a Director of Demeter. Mr. McGrath is a Managing Director at Morgan Stanley and currently serves as the Chief Operating Officer for Private Wealth Management Americas, including Private Wealth
       Management North America and Private Wealth Management
Latin America. He is also the Chairman of the Global Wealth Management Alternative Investments Due Diligence Committee. Prior to his current role, Mr. McGrath was the Director of Product Development for Morgan Stanley?s Global Wealth Management Group. Mr. McGrath joined Morgan Stanley in May 2004, from Nuveen Investments, a publicly traded investment management company headquartered in Chicago, Illinois. At Nuveen, Mr. McGrath served as a Managing Director and oversaw the development of alternative investment products catering to the ultra-high net worth investor. Mr. McGrath received his B.A. degree from Saint Peter?s College in 1990 and his M.B.A in Finance from New York University in 1996.

Effective May 1, 2006, Mr. Andrew Saperstein, age 41, is a Director of Demeter. Mr. Saperstein is Chief Operating Officer of National Sales for the Global Wealth Management Group, and serves as a member of the group?s Executive Committee. He is also a member of the Morgan Stanley Management Committee. One of the largest businesses of its kind in the world with $690 billion in client assets, the Global Wealth Management Group provides a range of wealth management products and services to individuals, businesses, and institutions. These include brokerage and investment advisory services, financial and wealth planning, credit and lending, banking and cash management, annuities and insurance, retirement and trust. Prior to joining Morgan Stanley
       in March 2006, Mr. Saperstein was with Merrill Lynch as
First Vice President and Chief Operating Officer of the Direct Division, and served as a member of the Global Private Client Executive Committee. In this capacity, he was responsible for the oversight of the online brokerage unit and the Financial Advisory Center, including the Retail Client Relationship Management group, the Services, Operations and Technology group, the Client Acquisition team, and the Business Development and Analysis team.
 Mr. Saperstein joined Merrill Lynch in November 2001. Prior to Merrill Lynch, Mr. Saperstein was a partner in the Financial Institutions group of McKinsey & Co. Additionally, he served as co-leader of both the North American Asset Management and Brokerage Practice and North American Recruiting. Mr. Saperstein graduated cum laude from Harvard Law School and summa cum laude from the Wharton School/College of Arts and Sciences at the University of Pennsylvania with a dual degree in Economics and Finance.

Effective September 22, 2006, Mr. Jacques Chappuis, age 38, is a Director of Demeter. Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investments for the Global Wealth Management Group. Prior to joining Morgan Stanley in August 2006, Mr. Chappuis was Head of Alternative Investments for Citigroup?s Global Wealth Management Group and prior to that, a Managing Director at Citigroup Alternative Investments. Before
       joining Citigroup, Mr. Chappuis was a consultant at the
Boston Consulting Group, where he focused on the financial services sector, and a corporate finance Associate at Bankers Trust Company. Mr. Chappuis received an M.B.A in Finance, with honors, from the Columbia University Graduate School of Business in 1998 and a B.A. in Finance from Tulane University in 1991.

Effective December 3, 2007, Mr. Christian Angstadt, age 46, serves as Chief Financial Officer of Demeter. He is an Executive Director within Morgan Stanley?s Financial Control Group. Mr. Angstadt currently serves as Chief Financial Officer for Morgan Stanley Trust FSB and Morgan Stanley Trust NA, and is responsible for the governance and overall financial management of these regulated banks (appointed Chief Financial Officer in May 2003).
 Since joining Morgan Stanley in April 1990, Mr. Angstadt has held several positions within the firm?s Financial Control Group, mostly supporting the Asset Management segment (including Chief Financial Officer for Morgan Stanley Asset Management Operations). Mr. Angstadt received a B.A. in Accounting from Montclair University.

All of the foregoing directors have indefinite terms.
       Effective December 3, 2007, Mr. Lee Horwitz no longer serves as Chief Financial Officer of Demeter.

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

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the
                              - 58 ?
       business affairs of the Partnership but receives no
compensation for such services.


Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS


(a) Security Ownership of Certain Beneficial Owners - At December 31, 2007, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2007,
Demeter owned 108.030 Units of general partnership interest, representing a 1.78 percent interest in the Partnership.



(c)	Changes in Control ? None.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
		DIRECTOR INDEPENDENCE
Refer to Note 2 - "Related Party Transactions" of "Notes to Consolidated Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2007, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, MS&Co. (Morgan Stanley DW, through March 31, 2007) received commodity brokerage fees (paid and accrued by the Partnership) of $510,056 for the year ended December 31, 2007.
       Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Partnership pays all accounting fees as discussed in Note 1 to the Consolidated Financial Statements, ?Operating Expenses?, in the Annual Report to the Limited Partners for the year ended December 31, 2007.

(1)	Audit Fees.  The aggregate fees for professional services
rendered by Deloitte & Touche LLP in connection with their audit of the Partnership?s Consolidated Financial Statements and review of the Consolidated Financial Statements included in our Quarterly Reports on Form 10-Q, audit of Management?s assessments on the effectiveness of the internal control over financial reporting, and in connection with statutory and regulatory filings were approximately $50,292 for the year ended December 31, 2007, and $50,684 for the year ended December 31, 2006.

(2)	Audit-Related Fees.  None.

(3)	 Tax Fees.  The Partnership did not pay Deloitte & Touche LLP
any amounts in 2007 and 2006 for professional services in connection with tax compliance, tax advice, and tax planning. The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

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

1.  Listing of Financial Statements
The following Financial Statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2007, are incorporated by reference to
Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered
public accounting firm, for the years ended December 31, 2007, 2006, and 2005.

-	Consolidated Statements of Financial Condition, including
the Consolidated Schedules of Investments, as of December
31, 2007 and 2006.

-	Consolidated Statements of Operations, Consolidated
Statements of Changes in Partners? Capital, and
Consolidated Statements of Cash Flows for the years ended
December 31, 2007, 2006, and 2005.

-	Notes to Consolidated Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual
Report to Limited Partners for the year ended December 31, 2007, is not deemed to be filed with this report.

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

					MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
						(Registrant)

					BY:  Demeter Management Corporation,
						General Partner

March 28, 2008			BY: /s/	Walter Davis
				 		Walter Davis,
							President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/ 	Walter Davis	                    	   	  March 28, 2008
	  	Walter Davis, President

    /s/    Frank Zafran       	             	   	  March 28, 2008
           Frank Zafran, Director

    /s/    Douglas J. Ketterer   	                	  March 28, 2008
           Douglas J. Ketterer, Director

    /s/    Harry Handler		                	  March 28, 2008
	    	Harry Handler, Director

    /s/ 	Richard D. Gueren     		         	   	  March 28, 2008
	 	Richard D. Gueren, Director

    /s/	Michael P. McGrath	                    	  March 28, 2008
	  	Michael P. McGrath, Director

    /s/  	Andrew Saperstein	                    	  March 28, 2008
	    	Andrew Saperstein, Director

    /s/  	Jacques Chappuis		                    	  March 28, 2008
	    	Jacques Chappuis, Director

    /s/  	Christian Angstadt	                     	  March 28, 2008
	    	Christian Angstadt, Chief Financial Officer




       EXHIBIT INDEX

ITEM

3.01		Amended and Restated Limited Partnership Agreement of the
Partnership, dated as of August 29, 1995, is incorporated by reference to Exhibit 3.01 and Exhibit 3.02 of the Partnership's Registration Statement (File No. 33-95414) on
Form S-1.

3.02		Certificate of Limited Partnership, dated August 24, 1989,
is incorporated by reference to Exhibit 3.02 of the Partnership?s Form 10-K (File No. 0-18314) for fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 23, 2007.

	3.02(a)Certificate of Amendment to the Certificate of Limited Partnership, dated July 20, 2006 (changing its name from
Dean Witter Principal Plus Fund L.P.), is incorporated by reference to Exhibit 3.02 of the Partnership's Form 8-K
(File No. 0-18314) filed with the Securities and Exchange
Commission on July 26, 2006.

10.01	Amended and Restated Management Agreement among the
Partnership, Demeter, and SSARIS Advisors, LLC (formerly known as RXR, Inc.), dated as of December 29, 1995, is incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement (File No. 33-95414) on
Form S-1.

10.03	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of June 22,
2000, is incorporated by reference to Exhibit 10.01 of the Partnership?s Form 8-K (File NO. 0-18314) filed with the
Securities and Exchange Commission on November 13, 2001.

10.04	Commodity Futures Customer Agreement between MS&Co. and the
Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership?s Form 8-K
(File No. 0-18314) filed with the Securities and Exchange
Commission on November 13, 2001.

10.05	Customer Agreement between the Partnership and MSIP dated as of May 1, 2000, is incorporated by reference to Exhibit
10.04 of the Partnership?s Form 8-K (File No. 0-18314) filed with the Securities and Exchange Commission on November 13,
2001.

 10.06	Foreign Exchange and Options Master Agreement between
MS&Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the Partnership?s Form 8-K (File No. 0-18314) filed with the Securities and Exchange Commission on November 13, 2001.

 10.07	Securities Account Control Agreement among the Partnership
and MS&Co. dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership?s Form 8-K
(File No. 0-18314) filed with the Securities and Exchange
Commission on November 13, 2001.

	13.01	December 31, 2007, Annual Report to Limited Partners is
filed herewith.

31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

32.01	Certification of President of Demeter Management Corpor-
ation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                      Principal
                                                                           Plus
                                                                           Fund
            December 31, 2007
            Annual Report

    [LOGO]

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the inception-to-date return and the compound annualized return since inception for the Fund. Past performance is no guarantee of future results.



                   1990      1991 1992 1993 1994  1995 1996  1997 1998 1999  2000 2001 2002 2003 2004  2005  2006 2007
FUND                %         %    %    %    %     %    %     %    %    %     %    %    %    %    %     %     %    %
------------------------------------------------------------------------------------------------------------------------
Principal Plus
 Fund.........      7.5      10.4 9.4  11.6 (8.6) 18.0 (5.3) 15.4 10.5 (3.8) 7.0  2.1  2.4  1.1  (4.1) (3.8) 0.8  (2.0)
               (10 1/2 mos.)
------------------------------------------------------------------------------------------------------------------------

               INCEPTION-  COMPOUND
                TO-DATE   ANNUALIZED
                 RETURN     RETURN
FUND               %          %
------------------------------------
Principal Plus
 Fund.........    87.2       3.6

------------------------------------

DEMETER MANAGEMENT CORPORATION

522 Fifth Avenue, 13th Floor
New York, NY 10036
Telephone (212) 296-1999

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
ANNUAL REPORT
2007

Dear Limited Partner:

  This marks the eighteenth annual report for the Morgan Stanley Principal Plus Fund L.P. (the "Fund"). The Fund began the year at a Net Asset Value per Unit of $1,909.85 and returned -2.0% to $1,872.42 on December 31, 2007. Since its inception in February 1990, the Fund has returned 87.2% (a compound annualized return of 3.6%).

  Detailed performance information for the Fund is located in the body of the financial report. (Note: all returns are net of all fees). We provide a trading results by sector chart that portrays trading gains and trading losses for the year in each sector in which the Fund participates.

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

  Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, 522 Fifth Avenue, 13th Floor, New York, NY 10036, or your Morgan Stanley Financial Advisor.

  I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is no guarantee of future results.

Sincerely,

/s/ Walter Davis
Walter J. Davis
Chairman of the Board of Directors and President
Demeter Management Corporation,
General Partner of
Morgan Stanley Principal Plus Fund L.P.



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

 This report is based on information from multiple sources and Morgan Stanley makes no representation as to the accuracy or completeness of information from sources outside of Morgan Stanley.

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

                                        [CHART]


Year ended December 31, 2007

                                   YTD
                                  ------
Currencies                            0.58%
Interest Rates                        3.25%
Stock Indices                        -5.66%
Energies                              0.61%
Metals                                0.48%
Agriculturals                         0.46%


Note:Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Trading losses were incurred within the global stock index sector during February and early March from long positions in U.S., European, and Pacific Rim stock index futures as prices reversed sharply lower after a massive sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, worries that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. During July, August, November, and December, long positions in U.S. and European equity index futures resulted in further losses as prices fell sharply on concerns that a widening credit crunch, sparked by U.S. sub-prime mortgage losses, would erode global economic growth and corporate earnings.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Trading gains were experienced in the global interest rate sector during January, May, and June from short positions in U.S., German, and Japanese fixed-income futures as prices trended lower as consistently strong economic data and rising global equity prices resulted in reduced demand for the "safe haven" of fixed-income investments. In addition, prices moved higher on investor sentiment that the respective central banks would need to raise interest rates in order to curb inflation. During August, September, and November, newly established long positions in U.S., German, and Japanese fixed-income futures resulted in gains as prices increased in a worldwide "flight-to-quality" after volatility in global equity markets, spurred by losses in the U.S. sub-prime mortgage sector, caused investors to seek the "safety" of government bonds.

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
FACTORS INFLUENCING ANNUAL TRADING GAINS: (continued)


.. Additional gains were recorded in the energy sector during March, April, July, October, and December from long futures positions in crude oil and its related products as prices trended higher due to persistent concerns that instability in Iraq and tension over Iran's nuclear program would negatively affect global supply. In addition, energy prices increased amid continued weakness in the U.S. dollar as U.S. dollar-denominated assets became more attractive to investors.

.. Gains were also achieved in the currency sector in April, September, and October from long positions in the euro and British pound versus the U.S. dollar, as well as outright short positions in the U.S. Dollar Index, as the value of the U.S. dollar weakened against its major rivals leading up to and after the U.S. Federal Reserve's decisions to cut interest rates in order to spur economic growth after the collapse of the sub-prime mortgage market. Conversely, strong economic data out of the European Union and the United Kingdom added to growing investor sentiment that these respective central banks would raise interest rates in order to combat inflation.

.. Smaller gains were experienced in the metals markets during February, March, and April from long positions in nickel and copper futures as prices moved higher on speculation that low stockpiles would create a supply shortage in the future and after the International Monetary Fund's strong global growth forecasts bolstered sentiment that demand for base metals would increase this year. Further gains were recorded from newly established short positions in nickel futures as prices moved lower during June and November on news that China would cut stainless steel output. Elsewhere in the metals complex, short positions in silver futures resulted in gains primarily during March and June as prices fell amid speculative selling.

.. Finally, gains were recorded in the agricultural complex during February from long futures positions in the soybean complex as prices rose on speculative buying, news of persistent global demand, and worries that drought conditions in the western U.S. would cause a shortage in the spring harvest of 2007. Prices increased further during September and December amid sentiment that the rising cost of oil might boost demand for alternative biofuels and on concerns of diminishing supplies in Brazil and Argentina, two of the world's largest exporters.

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

  Management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2007. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2007.

  Deloitte & Touche LLP, the Partnership's independent registered public accounting firm, has issued an audit report on the Partnership's internal control over financial reporting. This report, which expresses an unqualified opinion on the Partnership's internal control over financial reporting, appears under "Report of Independent Registered Public Accounting Firm" on the following page.

/s/ Walter Davis
Walter J. Davis
President
Demeter Management Corporation

/s/ Christian M. Angstadt
Christian M. Angstadt
Chief Financial Officer
Demeter Management Corporation

New York, New York
March 20, 2008

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner:

  We have audited the internal control over financial reporting of Morgan Stanley Principal Plus Fund L.P. (the "Partnership") as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

  In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Partnership and our report dated March 20, 2008 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
March 20, 2008

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner:

  We have audited the accompanying consolidated statements of financial condition of Morgan Stanley Principal Plus Fund L.P. (the "Partnership") and its subsidiary Morgan Stanley Principal Plus Fund Management L.P. (the "Trading Company"), including the consolidated schedules of investments, as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Partnership and the Trading Company at December 31, 2007 and 2006, and the consolidated results of their operations, changes in partners' capital, and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 1, the Partnership modified its classification of cash within the consolidated statements of financial condition and cash flows to conform to 2007 presentation.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2008 expressed an unqualified opinion on the Partnership's internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
March 20, 2008

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                    DECEMBER 31,
                                               -----------------------
                                                   2007        2006
                                               -----------  ----------
                                                    $           $
                              ASSETS
Trading Equity:
  Unrestricted cash                             10,672,528  13,494,110
  Restricted cash                                  794,923     732,672
                                               -----------  ----------
    Total cash                                  11,467,451  14,226,782
                                               -----------  ----------
  Net unrealized gain on open
   contracts (MS&Co.)                              175,590      10,199
  Net unrealized gain (loss) on open
   contracts (MSIP)                                 (1,445)     11,335
                                               -----------  ----------
    Total net unrealized gain on open
     contracts                                     174,145      21,534
                                               -----------  ----------
    Total Trading Equity                        11,641,596  14,248,316
Interest receivable (MS&Co.)                        27,058      56,037
                                               -----------  ----------
    Total Assets                                11,668,654  14,304,353
                                               ===========  ==========

                 LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

Redemptions payable                                135,954     137,293
Accrued administrative expenses                    108,641      99,434
Accrued brokerage fees (MS&Co.)                     38,533      47,350
Accrued management fees                              9,633      11,838
                                               -----------  ----------
    Total Liabilities                              292,761     295,915
                                               -----------  ----------
Minority Interest                                      294       3,253
                                               -----------  ----------

PARTNERS' CAPITAL

Limited Partners (5,967.302 and
 7,225.105 Units, respectively)                 11,173,321  13,798,864
General Partner (108.030 Units)                    202,278     206,321
                                               -----------  ----------
    Total Partners' Capital                     11,375,599  14,005,185
                                               -----------  ----------
    Total Liabilities and Partners' Capital     11,668,654  14,304,353
                                               ===========  ==========

NET ASSET VALUE PER UNIT                          1,872.42    1,909.85
                                               ===========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                           FOR THE YEARS ENDED
                                              DECEMBER 31,
                                    --------------------------------
                                      2007       2006        2005
                                    ---------  ---------  ----------
                                        $          $           $
INVESTMENT INCOME
Interest income (MS&Co.)              525,829    670,065     533,955
                                    ---------  ---------  ----------
EXPENSES
Brokerage fees (MS&Co.)               510,056    619,616     777,878
Administrative expenses               142,000    115,000     125,000
Management fees                       127,514    154,904     194,470
Transaction fees and costs             57,375     48,554      37,036
                                    ---------  ---------  ----------
   Total Expenses                     836,945    938,074   1,134,384
                                    ---------  ---------  ----------
NET INVESTMENT LOSS                  (311,116)  (268,009)   (600,429)
                                    ---------  ---------  ----------
TRADING RESULTS
Trading profit (loss):
  Realized                            (82,851)   253,642      43,091
  Net change in unrealized            152,611    132,225    (268,415)
                                    ---------  ---------  ----------
                                       69,760    385,867    (225,324)
Proceeds from Litigation Settlement     --         --          6,754
                                    ---------  ---------  ----------
   Total Trading Results               69,760    385,867    (218,570)
                                    ---------  ---------  ----------
NET INCOME (LOSS) BEFORE
 MINORITY INTEREST                   (241,356)   117,858    (818,999)
Less: Minority interest                (2,959)       499     (10,245)
                                    ---------  ---------  ----------
NET INCOME (LOSS)                    (238,397)   117,359    (808,754)
                                    =========  =========  ==========

NET INCOME (LOSS) ALLOCATION:
Limited Partners                     (234,354)   115,797    (798,146)
General Partner                        (4,043)     1,562     (10,608)

NET INCOME (LOSS) PER UNIT:
Limited Partners                       (37.43)     14.46      (74.61)
General Partner                        (37.43)     14.46      (74.61)

                                      UNITS      UNITS       UNITS
                                    ---------  ---------  ----------

WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING                6,632.490  8,049.758  10,049.582

  The accompanying notes are an integral part of these consolidated financial statements.

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

                    UNITS OF
                   PARTNERSHIP  LIMITED    GENERAL
                    INTEREST    PARTNERS   PARTNER     TOTAL
                   ----------- ----------  -------  ----------
                                   $          $          $
Partners' Capital,
December 31, 2004  11,303.801  21,965,072  303,439  22,268,511
Net loss               --        (798,146) (10,608)   (808,754)
Redemptions        (2,376.434) (4,450,827) (88,072) (4,538,899)
                   ----------  ----------  -------  ----------
Partners' Capital,
December 31, 2005   8,927.367  16,716,099  204,759  16,920,858
Net income             --         115,797    1,562     117,359
Redemptions        (1,594.232) (3,033,032)    --    (3,033,032)
                   ----------  ----------  -------  ----------
Partners' Capital,
December 31, 2006   7,333.135  13,798,864  206,321  14,005,185
Net loss               --        (234,354)  (4,043)   (238,397)
Redemptions        (1,257.803) (2,391,189)    --    (2,391,189)
                   ----------  ----------  -------  ----------
Partners' Capital,
December 31, 2007   6,075.332  11,173,321  202,278  11,375,599
                   ==========  ==========  =======  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  FOR THE YEARS ENDED DECEMBER 31,
                                -----------------------------------
                                    2007        2006        2005
                                -----------  ----------  ----------
                                     $           $           $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                  (238,397)    117,359    (808,754)
Noncash items included in
 net income (loss):
  Net change in unrealized         (152,611)   (132,225)    268,415
(Increase) decrease in
 operating assets:
  Restricted cash                   (62,251)     40,787     484,122
  Interest receivable (MS&Co.)       28,979      (2,486)    (16,803)
Increase (decrease) in
 operating liabilities:
  Accrued administrative
   expenses                           9,207     (21,445)      1,323
  Accrued brokerage fees
   (MS&Co.)                          (8,817)    (10,226)    (18,946)
  Accrued management fees            (2,205)     (2,555)     (4,737)
                                -----------  ----------  ----------
Net cash used for operating
 activities                        (426,095)    (10,791)    (95,380)
                                -----------  ----------  ----------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Increase (decrease) in
 minority interest                   (2,959)        499     (10,246)
Cash paid for redemptions
 of Units                        (2,392,528) (3,172,817) (4,841,180)
                                -----------  ----------  ----------
Net cash used for financing
 activities                      (2,395,487) (3,172,318) (4,851,426)
                                -----------  ----------  ----------

Net decrease in unrestricted
 cash                            (2,821,582) (3,183,109) (4,946,806)

Unrestricted cash at beginning
 of period                       13,494,110  16,677,219  21,624,025
                                -----------  ----------  ----------

Unrestricted cash at end
 of period                       10,672,528  13,494,110  16,677,219
                                ===========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

CONSOLIDATED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2007 AND 2006

                                    LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:        GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS  GAIN/(LOSS)
------------------------------      --------------- ------------- ---------------- ------------- --------------
2007 PARTNERSHIP NET ASSETS:
$11,375,599                                $              %              $               %             $
Commodity                                36,831          0.32          (2,953)         (0.03)        33,878
Equity                                   77,062          0.68          (8,416)         (0.07)        68,646
Foreign currency                           --             --            4,126           0.04          4,126
Interest rate                            41,660          0.36          (7,908)         (0.07)        33,752
                                        -------         -----         -------          -----        -------
 Grand Total:                           155,553          1.36         (15,151)         (0.13)       140,402
                                        =======         =====         =======          =====
 Unrealized Currency Gain                                                                            33,743
                                                                                                    -------
 Total Net Unrealized Gain                                                                          174,145
                                                                                                    =======
2006 PARTNERSHIP NET ASSETS:
$14,005,185
Commodity                                 6,542          0.05          28,610           0.20         35,152
Equity                                    6,338          0.05            --              --           6,338
Foreign currency                         (5,450)        (0.04)           (788)         (0.01)        (6,238)
Interest rate                           (59,578)        (0.43)         77,876           0.56         18,298
                                        -------         -----         -------          -----        -------
 Grand Total:                           (52,148)        (0.37)        105,698           0.75         53,550
                                        =======         =====         =======          =====
 Unrealized Currency Loss                                                                           (32,016)
                                                                                                    -------
 Total Net Unrealized Gain                                                                           21,534
                                                                                                    =======

  The accompanying notes are an integral part of these consolidated financial statements.

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION. Morgan Stanley Principal Plus Fund L.P. (the "Partnership") is a limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities, and other commodity interests (collectively, "Futures Interests").
  Effective July 20, 2006, Dean Witter Principal Plus Fund L.P. was renamed to Morgan Stanley Principal Plus Fund L.P.
  The Partnership's general partner is Demeter Management Corporation ("Demeter"). The commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP"). MS&Co. acts as the counterparty on all trading of foreign currency forward contracts. Demeter, MS&Co., and MSIP are wholly-owned subsidiaries of Morgan Stanley.
  The trading advisor to the Partnership is SSARIS Advisors, LLC ("SSARIS" or the "Trading Advisor"). Morgan Stanley Principal Plus Fund Management L.P. (the "Trading Company") was established solely to trade in Futures Interests on behalf of the Partnership.
  Effective October 5, 2006, Dean Witter Principal Plus Fund Management L.P.
was renamed to Morgan Stanley Principal Plus Fund Management L.P.
  On April 1, 2007, Morgan Stanley merged Morgan Stanley DW Inc. ("Morgan Stanley DW") into MS&Co. Upon completion of the merger, the surviving entity, MS&Co., became the Partnership's principal U.S. commodity broker-dealer.
  On April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc.
  Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the limited partners based upon their proportional ownership interests.

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

REVENUE RECOGNITION. Futures Interests are open commitments until settlement date, at which time they are realized. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized trading profit (loss) on open contracts from one period to the next on the Consolidated Statements of Operations. Monthly, MS&Co. pays interest income on 100% and 90% of the Partnership's and the Trading Company's, respectively, average daily Net Assets, as defined in the Limited Partnership Agreement, for the month at a rate equal to the monthly average yield on the 4-week U.S. Treasury bill discount rate during such month. For purposes of such interest payments, Net Assets do not include monies owed to the Partnership and the Trading Company on Futures Interests.
  The Partnership's functional currency is the U.S. dollar; however, the Partnership may transact business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Consolidated Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)


NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

NEW ACCOUNTING DEVELOPMENTS. In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 became effective for the Partnership as of January 1, 2007. The Partnership has determined that the adoption of FIN 48 did not have a material impact on the Partnership's financial statements. The Partnership files U.S. federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.
  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008. The impact to the Partnership's financial statements, if any, is currently being assessed.

TRADING EQUITY. The Partnership's asset "Trading Equity," reflected on the Consolidated Statements of Financial Condition, consists of (A) cash on deposit with MS&Co. and MSIP to be used as margin for trading; (B) net unrealized gains or losses on futures and forward contracts, which are valued at market and calculated as the difference between original contract value and market value; and if any, (C) options purchased at fair value. Options written at fair value are recorded in Liabilities.
  The Partnership, in the normal course of business, enters into various contracts with MS&Co. and MSIP acting as its commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIP, to the extent that such trading results in unrealized gains or losses, these amounts are offset and reported on a net basis on the Partnership's Consolidated Statements of Financial Condition.

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

 The Partnership has offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under the terms of its master netting agreement with MS&Co., the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

BROKERAGE FEES AND RELATED TRANSACTION FEES AND COSTS. The monthly brokerage fee is equal to 1/3 of 1% per month (a 4% annual rate) of the Partnership's adjusted month-end Net Assets. Transaction fees and costs are accrued on a half-turn basis. In 2007, 2006, and 2005, the brokerage fees charged were the equivalent of a roundturn commission charge of approximately $54, $70, and $120, respectively, per contract traded.

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

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

  The Trading Company may terminate operations if its Net Assets decline to 5% or less of consolidated Partnership Net Assets, and will terminate operations if its Net Assets decline to less than 3% of consolidated Partnership Net Assets. At December 31, 2007 and 2006, the Trading Company had Net Assets of $11,451,802 and $14,098,880, respectively, which represented 101% of the consolidated Partnership's Net Assets at the respective dates.

LITIGATION SETTLEMENT. The Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator, and the Partnership received a settlement award payment in the amount of $6,754 during November 2005. Any amounts received are accounted for in the period received, for the benefit of the limited partners at the date of receipt.
RESTRICTED AND UNRESTRICTED CASH. As reflected on the Partnership's Consolidated Statements of Financial Condition, restricted cash represents cash on deposit to satisfy margin requirements for trading. These amounts of restricted cash are maintained separately. Cash that is not on deposit to satisfy the margin requirements for trading is reflected as unrestricted cash.

RECLASSIFICATIONS. Certain prior year amounts relating to cash balances were reclassified on the Consolidated Statements of Financial Condition and Cash Flows to conform to 2007 presentation. Such reclassifications have no impact on the Partnership's reported net income (loss).

--------------------------------------------------------------------------------
2. RELATED PARTY TRANSACTIONS
The Trading Company pays a monthly brokerage fee to MS&Co. (Morgan Stanley DW through March 31, 2007) as described in Note 1. The Partnership's and Trading Company's cash is on deposit with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIP in futures interests trading accounts to meet margin requirements as needed. MS&Co. (Morgan Stanley DW through March 31, 2007) pays interest on these funds as described in Note 1. Pursuant to the Limited Partnership Agreement, Demeter initially invested $200,000 of General Partnership Interest in the Trading Company.

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)


--------------------------------------------------------------------------------
3. TRADING ADVISOR
Demeter, on behalf of the Trading Company and itself, has entered into a Management Agreement with SSARIS to make all trading decisions for the Trading Company.
  Compensation to SSARIS consists of a management fee and an incentive fee as follows:

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

  Generally, derivatives include futures, forward, swap or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.
  The net unrealized gains on open contracts at December 31, reported as a component of "Trading Equity" on the Consolidated Statements of Financial Condition, and their longest contract maturities were as follows:

        NET UNREALIZED GAINS
          ON OPEN CONTRACTS      LONGEST MATURITIES
     --------------------------- -------------------
                 OFF-                        OFF-
     EXCHANGE- EXCHANGE-         EXCHANGE- EXCHANGE-
YEAR  TRADED    TRADED    TOTAL   TRADED    TRADED
---- --------- --------- ------- --------- ---------
         $         $        $
2007  174,145     --     174,145 Jun. 2008    --
2006   21,534     --      21,534 Jun. 2007    --

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

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

  The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each as a futures commission merchant for the Partnership's exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $11,641,596 and $14,248,316 at December 31, 2007 and 2006, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(concluded)


--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

                                    2007        2006       2005
                                 ---------   ---------  ---------
PER UNIT OPERATING
 PERFORMANCE:
NET ASSET VALUE,
 JANUARY 1:                      $1,909.85   $1,895.39  $1,970.00
                                 ---------   ---------  ---------
NET OPERATING
 RESULTS:
   Interest Income                   79.28       83.24      53.13
   Expenses                        (126.19)    (116.53)   (112.88)
   Realized Profit (Loss)/(1)/      (13.98)      31.38      10.16
   Unrealized Profit (Loss)          23.01       16.43     (26.71)
   Proceeds from Litigation
    Settlement                       --          --          0.67
                                 ---------   ---------  ---------
   Income (Loss) before
    Minority Interest               (37.88)      14.52     (75.63)
   Less: Minority Interest           (0.45)       0.06      (1.02)
                                 ---------   ---------  ---------
   Net Income (Loss)                (37.43)      14.46     (74.61)
                                 ---------   ---------  ---------
NET ASSET VALUE,
 DECEMBER 31:                    $1,872.42   $1,909.85  $1,895.39
                                 =========   =========  =========
FOR THE CALENDAR
 YEAR:
RATIOS TO AVERAGE NET
 ASSETS:
   Net Investment Loss                (2.5)%    (1.8)%     (3.2)%
   Expenses before Incentive
    Fees                               6.7%      6.2 %      6.0 %
   Expenses after Incentive
    Fees                               6.7%      6.2 %      6.0 %
   Net Income (Loss)                  (1.9)%     0.8 %     (4.3)%
TOTAL RETURN BEFORE
 INCENTIVE FEES                       (2.0)%     0.8 %     (3.8)%
TOTAL RETURN AFTER
 INCENTIVE FEES                       (2.0)%     0.8 %     (3.8)%

INCEPTION-TO-DATE
 RETURN                               87.2%
COMPOUND
 ANNUALIZED RETURN                     3.6%

(1)Realized Profit (Loss) is a balancing amount necessary to reconcile the change in Net Asset Value per Unit with the other per Unit information.

                    Demeter Management Corporation
                    522 Fifth Avenue, 13th Floor
                    New York, NY 10036

[LOGO]

ADDRESS SERVICE REQUESTED


[LOGO] printed on recycled paper
                                   PRESORTED
                                   STANDARD
                                 U.S. POSTAGE
                                     PAID
                                  PERMIT #374
                                 LANCASTER, PA