Form 10-Q
period 2008-03-31
MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
filed 2008-05-15
CIK 854915

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer_______ 		Accelerated filer_______
Non-accelerated filer   X   		Smaller reporting company_______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X


	       <table> MORGAN STANLEY PRINCIPAL PLUS FUND L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2008



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	Consolidated Statements of Financial Condition as of
	March 31, 2008 (Unaudited) and December 31, 2007..............2

	Consolidated Statements of Operations for the Quarters
	Ended March 31, 2008 and 2007 (Unaudited).....................3

	Consolidated Statements of Changes in Partners? Capital for
the Quarters Ended March 31, 2008 and 2007 (Unaudited) .......4

	Consolidated Statements of Cash Flows for the Quarters
	Ended March 31, 2008 and 2007 (Unaudited).....................5

	Condensed Consolidated Schedules of Investments as of
	March 31, 2008 (Unaudited) and December 31, 2007..............6

	Notes to Consolidated Financial Statements (Unaudited).....7-15

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations........16-26

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk..........................................26-39

Item 4.	Controls and Procedures..............................39-40

Item 4T.	Controls and Procedures.................................40


PART II. OTHER INFORMATION

Item 1A.Risk Factors............................................41

Item 5.	Other Information....................................41-43

Item 6.	Exhibits................................................43



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	                       March 31,	     December 31,
                                         2008      	    2007
	                      $	    $
	                        (Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	9,948,612	10,672,528
    Restricted cash					                            647,715	       794,923

	     Total cash	   10,596,327	   11,467,451

	Net unrealized gain on open contracts (MS&Co.)	269,434	175,590
	Net unrealized loss on open contracts (MSIP)	        (28,408)	         (1,445)

	     Total net unrealized gain on open contracts	        241,026	       174,145

	     Total Trading Equity	10,837,353	11,641,596

Interest receivable (MS&Co.)	          12,536	        27,058

	     Total Assets	   10,849,889	  11,668,654

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	151,469	135,954
Accrued administrative expenses	129,267	108,641
Accrued brokerage fees (MS&Co.)	35,735	38,533
Accrued management fees  	           8,933	          9,633

	     Total Liabilities                      325,404		      292,761

Minority Interest	         (2,869)	              294

Partners? Capital

Limited Partners (5,645.330 and
    5,967.302 Units, respectively)	10,329,683	11,173,321
General Partner (108.030 Units)	        197,671	        202,278

	     Total Partners? Capital	   10,527,354  	   11,375,599

	     Total Liabilities and Partners? Capital	   10,849,889	   11,668,654


NET ASSET VALUE PER UNIT 	      1,829.78	       1,872.42



	The accompanying notes are an integral part of these consolidated financial statements.


       <table>	MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


183  	    For the Quarters Ended March 31,
184

                                                                         		          2008    	      2007
                                                                               	                      $		          $
INVESTMENT INCOME
	Interest income (MS&Co.)		       55,523			     155,921

EXPENSES
	Brokerage fees (MS&Co.)		111,133	135,945
	Administrative expenses		29,000	 29,000
	Management fees	     	27,783	33,986
	Transaction fees and costs		      12,128	      12,560

		   Total Expenses		    180,044	     211,491

NET INVESTMENT LOSS	   (124,521)	      (55,570)

TRADING RESULTS
Trading profit (loss):
	Realized			(195,032)	(349,679)
	Net change in unrealized		      66,881	      85,312

    		Total Trading Results		   (128,151)	   (264,367)

	NET LOSS BEFORE MINORITY INTEREST      	   (252,672)	 (319,937)

	Less:  Minority Interest		        (3,163)	        (3,524)

NET LOSS		    (249,509)	    (316,413)

NET LOSS ALLOCATION

	Limited Partners              		(244,902)	 (311,633)
    	General Partner                                        (4,607)                             (4,780)

NET LOSS PER UNIT

	Limited Partners                                                             	(42.64)	(44.25)
  	General Partner                                                  		(42.64)	(44.25)


		                                                  Units     	                           Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                          	    5,909.174		    7,121.995



The accompanying notes are an integral part of these consolidated financial statements.


       <table> MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2008 and 2007
	(Unaudited)




	  Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	   Total
		$	$	   $
Partners? Capital,
	December 31, 2006	   7,333.135	13,798,864	          206,321	              14,005,185

Net Loss                   	?		(311,633)	(4,780)	(316,413)

Redemptions	      (397.408)	    (749,512)                 ?      	  (749,512)

Partners? Capital,
	March 31, 2007  	           6,935.727	  12,737,719	  201,541	 12,939,260





Partners? Capital,
	December 31, 2007	   6,075.332	11,173,321	          202,278	              11,375,599

Net Loss                   	?		(244,902)	(4,607)	(249,509)

Redemptions                                                       (321.972)	    (598,736)                 ?      	  (598,736)

Partners? Capital,
	March 31, 2008  	           5,753.360	 10,329,683	  197,671	 10,527,354














The accompanying notes are an integral part of these consolidated financial statements.


       <table> 	MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)




	          For the Quarters Ended March 31,

	      2008     	      2007
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(249,509)	(316,413)
Noncash item included in net loss:
	Net change in unrealized	(66,881)	(85,312)

Decrease in operating assets:
	Restricted cash	147,208	192,557
	Interest receivable (MS&Co.)	14,522	2,047

Decrease in operating liabilities:
	Accrued administrative expenses	20,626	(3,357)
	Accrued brokerage fees (MS&Co.)	(2,798)	(3,515)
	Accrued management fees	             (700)	               (880)

Net cash used for operating activities	      (137,532)	        (214,873)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	(583,221)	(730,220)
Decrease in minority interest	          (3,163)	           (3,524)

Net cash used for financing activities	     (586,384)	       (733,744)

Net decrease in unrestricted cash	(723,916)	(948,617)

Unrestricted cash at beginning of period	 10,672,528	    13,494,110

Unrestricted cash at end of period	   9,948,612	    12,545,493









	The accompanying notes are an integral part of these consolidated financial statements.


       <table> MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
March 31, 2008 (Unaudited) and December 31, 2007



Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

Percentage of
  Net Assets
      Short
  Unrealized
 Gain/(Loss)

Percentage of
  Net Assets
       Net
  Unrealized
  Gain/(Loss)

$
%
$
%
$

 March 31, 2008, Partnership Net Assets:  $10,527,354



Commodity
    (20,825)
       (0.20)
      64,085
       0.61
     43,260
Equity
   29,491
        0.28
      (5,689)
      (0.05)
     23,802
Foreign currency
     15,393
    0.15
      14,399
       0.13
     29,792
Interest rate
     85,978
        0.82
      22,069
       0.21
   108,047






     Grand Total:
   110,037
        1.05
      94,864
       0.90
   204,901

     Unrealized Currency Gain





     36,125

     Total Net Unrealized Gain



    241,026


 December 31, 2007, Partnership Net Assets: $11,375,599









Commodity
     36,831
        0.32
      (2,953)
      (0.03)
     33,878
Equity
   77,062
        0.68
      (8,416)
      (0.07)
     68,646
Foreign currency
     ?
     ?
       4,126
       0.04
       4,126
Interest rate
     41,660
        0.36
      (7,908)
      (0.07)
     33,752






     Grand Total:
   155,553
        1.36
    (15,151)
      (0.13)
   140,402

     Unrealized Currency Gain





     33,743

     Total Net Unrealized Gain



    174,145











The accompanying notes are an integral part of these consolidated financial statements.

       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

The unaudited consolidated financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Principal Plus Fund L.P. (the "Partnership"). The consolidated financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2007, Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Principal Plus Fund L.P. is a Delaware limited partnership organized in 1989 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests (collectively, "Futures Interests").

The Partnership?s general partner is Demeter Management Corporation ("Demeter"). The commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP"). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange.

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

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership?s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.
       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



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


The net unrealized gains on open contracts, reported as a component of "Trading Equity" on the Consolidated Statements of Financial Condition, and their longest contract maturities were as follows:





       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



	Net Unrealized Gains
	on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded 	 Traded 	Total	 Traded 	 Traded
	  $	   $	  $
Mar. 31, 2008	241,026	-  	241,026    Sep. 2008       -
Dec. 31, 2007	174,145	-  	174,145    	Jun. 2008       -

The Partnership has credit risk associated with counterparty non-performance. As of the date of the consolidated financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Consolidated Statements of Financial
Condition.


The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"),

       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $10,837,353 and $11,641,596 at March 31, 2008, and
December 31, 2007, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform.
The Partnership has a netting agreement with MS&Co.   This
agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure to off-exchange-traded forward currency

       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.




5.  New Accounting Developments

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 ("SFAS" 157"), "Fair Value Measurements". SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS 157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.
       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the Valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of March 31, 2008:



Assets
   Quoted Prices in
  Active Markets for
    Identical Assets
          (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




            Total

Unrealized gain on open contracts
 $     241,026
 n/a
 n/a

 $  241,026

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership is currently evaluating the impact that the adoption of SFAS No. 161 will have on its financial statement disclosures.
6.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on

       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)


deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

7.  Reclassification
Certain prior year amounts relating to cash balances were reclassified on the Consolidated Statements of Cash Flows to conform to 2008 presentation. Such reclassification has no impact on the Partnership?s reported net income (loss).



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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.
       There are no known material trends, favorable or
unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of
       the Partnership during the period in question. Past
performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 15 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Consolidated Statements of Operations as "Net change in unrealized trading gain (loss)" for open (unrealized) contracts, and recorded as "Realized trading gain (loss)" when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage fees, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2008
The Partnership recorded total trading results including interest income totaling $(72,628), expenses totaling $180,044, and minority interest of $(3,163), resulting in a net loss of $249,509 for the quarter ended March 31, 2008. The Partnership?s net asset value per Unit decreased from $1,872.42 at December 31, 2007, to $1,829.78 at March 31, 2008.

The most significant trading losses of approximately 3.9% were recorded within the global stock index sector primarily during January from long positions in European and U.S. equity index futures as prices moved lower on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, and a weakening job market may restrain consumer spending and curb global economic growth. Prices continued to decrease during March amid weak corporate earnings reports and expectations of a U.S. economic recession, resulting in further losses from long positions. Additional losses of approximately 0.4% were incurred within the currency sector from long positions in the euro versus the Norwegian krone as the value of the euro declined against the Norwegian krone during February and March after reports showed the Euro-Zone?s Gross Domestic Product slowed more-than-expected in the fourth quarter of 2007.
       Conversely, the value of the Norwegian krone was pushed higher amid rising energy prices. Elsewhere in the currency sector, losses were recorded from short positions in the British pound versus the Swiss franc and U.S. dollar as the value of the British pound strengthened throughout the quarter after retail sales in the United Kingdom unexpectedly increased and minutes from the Bank of England indicated the central bank had significant concerns about accelerating inflation in the United Kingdom. Furthermore, the value of the British pound moved higher against the U.S. dollar after the Bank of England decided to hold interest rates steady in an attempt to tame inflation. Finally, losses were incurred from long positions in the Australian dollar versus the New Zealand dollar as the value of the Australian dollar declined relative to the New Zealand dollar during March after reports showed Australian consumer confidence at a 15-year low. Within the metals sector, losses of approximately 0.2% were recorded during January from short positions in nickel and zinc futures as prices moved higher amid rising demand from China and news of weak global supplies. During March, newly established long positions in nickel and zinc resulted in losses as prices reversed lower amid speculation that a slumping U.S. economy may lead to a decline in global demand for base metals. Smaller losses of approximately 0.1% were recorded within the energy sector from both long and short futures positions in gasoline as prices moved without consistent direction due to conflicting data regarding supply and demand. A portion of the Partnership?s
       losses for the quarter was offset by gains of
approximately 2.1% in the agricultural sector from long futures positions in corn and the soybean complex as prices rose during January and February following news that global production may drop amid higher demand for alternative biofuels and speculation that demand from China may climb after severe winter storms damaged some of the nation?s major crops. Elsewhere in the agricultural complex, gains were achieved from long futures positions in sugar as prices increased amid speculation that future demand may strengthen. Finally, gains were experienced during January and March from short positions in live cattle and lean hog futures as prices declined amid speculative selling. Additional gains of approximately 1.1% were experienced in the global interest rate sector primarily during January from long positions in U.S. and Japanese fixed-income futures as prices increased amid stronger demand, following a sharp decline in global equity markets, and concerns that a possible economic recession in the United States may weaken the global economy. Prices continued to move higher in March amid weakness in the global equity markets and news of continued corporate losses, which spurred demand for the relative "safety" of government bonds.

For the Quarter Ended March 31, 2007
The Partnership recorded total trading results including interest income totaling $(108,446), expenses totaling $211,491, and
       minority interest of $(3,524), resulting in a net loss of
$316,413 for the quarter ended March 31, 2007. The Partnership?s net asset value per Unit decreased from $1,909.85 at December 31, 2006, to $1,865.60 at March 31, 2007.

The most significant trading losses of approximately 1.4% were recorded within the global stock index sector, primarily during February and early March, from long positions in U.S., European, and Pacific Rim stock index futures as prices reversed sharply lower after a massive sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. Furthermore, global equity prices were negatively affected by sub-prime loan delinquency concerns in the United States. Smaller losses were experienced during March from newly established short positions in Japanese equity index futures as prices drifted higher on investor sentiment that markets had been oversold in recent weeks. Additional losses of approximately 0.7% were experienced in the global interest rate futures markets primarily during February from short positions in German, U.S., and Australian fixed-income futures as prices moved higher in a worldwide ?flight-to-quality? after the aforementioned sell-off in the global equity markets.
       During March, newly established long positions in German and U.S. interest rate futures incurred further losses as prices declined later in the month amid reduced demand for the "safe haven" of fixed-income investments amid the stabilization of the global equity markets after investors concluded that markets had been oversold in recent weeks. Furthermore, German interest rate futures were pressured lower on strong economic data out of Germany, while U.S. interest rate prices declined after a stronger-than-expected government jobs report. Smaller losses of approximately 0.3% were incurred in the currency sector during January and March from long positions in the euro versus the Norwegian krone as the value of the Norwegian krone strengthened relative to most of its major rivals after stronger-than-expected economic data was reported out of Norway. Meanwhile, losses were recorded during January from both short and long positions in the South African rand versus the U.S. dollar as the value of the South African rand moved without consistent direction.
Additional losses in the currency markets were experienced from long positions in the Mexican peso versus the U.S. dollar during January and February as the value of the U.S. dollar moved higher on speculation that the U.S. Federal Reserve would not cut interest rates in the near term. In addition, the value of the Mexican peso was pulled lower in tandem with falling U.S. equity markets. Losses of approximately 0.3% were recorded in the agricultural markets from short positions in lean hog futures as prices increased during January on worries that freezing
       temperatures might negatively impact supply.  Further losses were experienced during March from both short and long positions in lean hog futures as prices moved without consistent direction. Elsewhere in the agricultural complex, long positions in orange juice futures resulted in losses during January as prices declined on technically-based selling. During February, additional losses were incurred from newly established short positions in orange juice futures as prices reversed higher due to freezing weather across much of the growing regions of the United States. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 0.5% in the metals sector, primarily during February and March, from long positions in nickel futures as prices moved higher on speculation that low stockpiles and supply disruptions might create a supply shortage. Short positions in copper futures experienced further gains during January as prices weakened due to an overabundance in supply by producer countries. During March, gains were recorded from long positions in copper futures as prices moved higher on news that China?s industrial production increased at a strong pace in January and February. Elsewhere in the metals markets, smaller gains were experienced during March from short positions in silver and gold futures as prices moved lower on technically-based selling. Additional gains of approximately 0.2% were experienced in the energy markets primarily during March from long futures positions in gasoline and Brent crude oil as prices increased after data indicated higher U.S. fuel consumption. In
       addition, prices moved higher amid rising geopolitical concerns in the Middle East after the United Nations Security Council voted unanimously to increase sanctions against Iran. Prices also rose on news that Iran had captured 15 members of the British Royal Navy in the Persian Gulf, adding to investor worries about the stability of the world?s oil supply in the region.


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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized,
       and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

       The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership?s experience to date under the "Partnership?s Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship?s market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of
       the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR
       would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2008 and 2007. At March 31, 2008 and 2007, the Partnership?s total capitalization was approximately $11 million and $13 million, respectively.

Primary Market              March 31, 2008        March 31, 2007
Risk Category	  	        Value at Risk         Value at Risk

Interest Rate	                    (1.22)%	(0.79)%
Equity	                           (0.62)                	(0.75)
Currency                  	       (0.09)	(0.22)
Commodity           	(0.31)            	(0.17)
Aggregate Value at Risk 	(1.34)%        	(1.17)%


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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008.

Primary Market Risk Category        High      Low      Average
Interest Rate	(1.22)%	(0.69)%	(0.93)%
Equity	(1.54)	(0.62)	(0.99)
Currency	(0.17)	(0.09)	(0.14)
Commodity	(0.42)	(0.28)	(0.35)
Aggregate Value at Risk	(1.83)%	(1.32)%	(1.50)%


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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential "risk of ruin".
The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2007, and for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of March 31, 2008, such amount was equal to approximately 95% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of
       the Securities Act and Section 21E of the Securities
Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.
The following were the primary trading risk exposures of the Partnership at March 31, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure of the Partnership at March 31, 2008, was to the global interest rate sector. Exposure was primarily spread across the Japanese, U.S., European, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its
       stock index and currency positions.  Interest rate
movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries interest rates. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates, as well as Australian interest rates, will remain the primary interest rates exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. The third largest market exposure of the Partnership at March 31, 2008, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2008, the Partnership?s primary exposures were to the DAX (Germany), FTSE 100 (United Kingdom), S&P 500 (U.S.), CAC 40 (France), Hang Seng (Hong Kong), EURO STOX 50 (Europe), ASX AOI (Australia), and NIKKEI 225 (Japan) stock indices. The Partnership is primarily exposed to
       the risk of adverse price trends or static markets in the
U.S., Japanese, and European stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. At March 31, 2008, the Partnership had market exposure to the currency sector. Exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partner-ship trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2008, the Partnership?s major exposures were to British pound, Swiss franc, euro, and Norwegian krone currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. The second largest market exposure of the Partnership at March 31, 2008, was to
       the markets that comprise these sectors.  Most of the exposure was to the lean hogs, live cattle, corn, soybean meal, feeder cattle, sugar, soybeans, orange juice, cotton, and coffee markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. At March 31, 2008, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as nickel, zinc, and aluminum. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

Energy. At March 31, 2008, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in oil related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2008, were in British pounds, euros, Hong Kong dollars, New Zealand dollars, Australian dollars, Norwegian kroner, Canadian dollars, Japanese yen, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.  CONTROLS AND PROCEDURES
	As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

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

Item 4T.  CONTROLS AND PROCEDURES
Not applicable.




       PART II.  OTHER INFORMATION


Item 1A.  RISK FACTORS

Information regarding risk factors appears in Item 2. "Management?s Discussion and Analysis of Financial Condition and Results of Operations" and Item 3. "Quantitative and Qualitative Disclosures about Market Risk" of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007.


Item 5.  OTHER INFORMATION
Management. Effective March 20, 2008, Mr. Michael Durbin, age 40, was named a Director of Demeter, subject to approval by the National Futures Association. Mr. Durbin is a Managing Director of Morgan Stanley and has been Chief Operating Officer of National Sales since February 2008. Mr. Durbin joined Morgan Stanley in 1990 and has served in a succession of leadership positions in both its institutional and wealth management businesses, most recently as head of Global Wealth Management Group Capital Markets from October 2007 to February 2008. Mr. Durbin also served as Head of Equity Products and Services from March 2006 to October 2007, Head of International Private Wealth Management from May 2005 to March 2006, Chief Strategic and Risk Officer of Global Wealth Management Group from September 2004 to May 2005, and Chief Administrative Officer of each of Private Wealth Management and Global Wealth Management Group from January
       2002 to September 2004.  Mr. Durbin received his B.B.A.
from the University of Notre Dame in 1990 and an M.B.A. from the New York University in 1998.

Effective March 20, 2008, Mr. Jose Morales, age 31, was named a Director of Demeter, subject to approval by the National Futures Association. Mr. Morales is a Vice President at Morgan Stanley and has headed the Product Development Group for the firm?s Global Wealth Management business since August 2007. Mr. Morales joined the firm in September 1998 as an analyst in the investment management division, and subsequently held positions in the Morgan Stanley Investment Management Global Product Development Group from May 2000 to December 2003, in the Global Wealth Management Product Development Group from December 2003 to June 2006, and in Global Wealth Management Alternative Investments Product Development & Management from June 2006 to August 2007. Mr. Morales is a member of the Global Wealth Management New Products Committee and the Consulting Services Due Diligence Committee. Prior to his appointment as a Director of Demeter, Mr. Morales served as a member of the Managed Futures Investment Management Committee from March 2005 to March of 2008. Mr. Morales received an M.B.A. with a concentration in Finance from the NYU Stern School of Business in June 2007 and a B.S. in International Business Administration with a concentration in Economics from Fordham University in 1998.

       Effective April 1, 2008, Mr. Andrew Saperstein no longer serves as a Director of Demeter.


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




                      Morgan Stanley Principal Plus Fund L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

May 15, 2008          By:  /s/Christian Angstadt
                              Christian Angstadt
                              Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.











DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6
- 15 -