Form 10-Q
period 2008-06-30
MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
filed 2008-08-13
CIK 854915

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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



(Former name, former address and former fiscal year, if changed since last report)

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2008



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Consolidated Statements of Financial Condition as of
	June 30, 2008 (Unaudited) and December 31, 2007...............2

	Consolidated Statements of Operations for the Three and Six
	Months Ended June 30, 2008 and 2007 (Unaudited)...............3

	Consolidated Statements of Changes in Partners? Capital for
the Six Months Ended June 30, 2008 and 2007 (Unaudited) ......4

	Consolidated Statements of Cash Flows for the Six Months
	Ended June 30, 2008 and 2007 (Unaudited)......................5

	Condensed Consolidated Schedules of Investments as of
	June 30, 2008 (Unaudited) and December 31, 2007...............6

	Notes to Consolidated Financial Statements (Unaudited).....7-15

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations........16-28

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk..........................................28-42

Item 4.	Controls and Procedures.................................42

Item 4T.	Controls and Procedures.................................43


PART II. OTHER INFORMATION

Item 1A.Risk Factors............................................44

Item 5.	Other Information....................................44-45

Item 6.	Exhibits................................................46



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

117:    MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	                       June 30,	     December 31,
                            2008      	    2007
	                      $	    $
	                        (Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	8,061,431	10,672,528
    Restricted cash					                            383,780	       794,923

	     Total cash	    8,445,211	   11,467,451

	Net unrealized gain on open contracts (MS&Co.)	158,612	175,590
	Net unrealized gain (loss) on open contracts (MSIP)	        45,764	         (1,445)

	     Total net unrealized gain on open contracts	       204,376	       174,145

	     Total Trading Equity	8,649,587	11,641,596

Interest receivable (MS&Co.)	          12,690	        27,058

	     Total Assets	     8,662,277	  11,668,654

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	118,580	135,954
Accrued administrative expenses	109,409	108,641
Accrued brokerage fees (MS&Co.)	28,510	38,533
Accrued management fees  	           7,127	          9,633

	     Total Liabilities             263,626		      292,761

Minority Interest	        (11,827)	              294

Partners? Capital

Limited Partners (4,823.322 and
    5,967.302 Units, respectively)	8,226,232	11,173,321
General Partner (108.030 Units)	       184,246	        202,278

	     Total Partners? Capital	    8,410,478  	   11,375,599

	     Total Liabilities and Partners? Capital	    8,662,277	   11,668,654


NET ASSET VALUE PER UNIT 	       1,705.51	       1,872.42


	The accompanying notes are an integral part of these consolidated financial statements.


       <table> 	MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                  For the Three Months                    For the Six Months
  	                        Ended June 30,                           Ended June 30,

                                            2008  	              2007   	        2008  	    2007
                                            $	                  $	            $		$
INVESTMENT INCOME
	Interest income (MS&Co.)	       34,659		    142,540	     90,182		          298,461

EXPENSES
	Brokerage fees (MS&Co.)	94,182	131,253	205,315	267,198
	Administrative expenses	      29,000	      35,000	      58,000	      64,000
	Management fees	23,545	32,813   	    51,328	66,799
	Transaction fees and costs	       17,880	      11,680	     30,008	      24,240

		   Total Expenses 	    164,607	    210,746	    344,651	    422,237

NET INVESTMENT LOSS 	    (129,948)	     (68,206)	   (254,469)	   (123,776)

TRADING RESULTS
Trading profit (loss):
	Realized	(523,239)	411,375	(718,271)	61,696
	Net change in unrealized	      (36,650)	      75,421	      30,231   	     160,733

		   Total Trading Results	    (559,889)	    486,796	   (688,040) 	     222,429

NET INCOME (LOSS) BEFORE
 MINORITY INTEREST	(689,837)	418,590	(942,509)	98,653

Less: Minority Interest	      (8,958)	         4,625        	    (12,121)	        1,101

NET INCOME (LOSS)	   (680,879)	    413,965	      (930,388)	      97,552

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(667,454)	407,494	(912,356)  	95,861
	General Partner 	(13,425)	6,471	     (18,032)	       1,691


NET INCOME (LOSS) PER UNIT

	Limited Partners           (124.27)	        59.90                (166.91)	15.65
	General Partner             (124.27)	        59.90                (166.91)	 15.65


			                       Units               Units	 Units	         Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                                   5,289.309		    6,746.718	    5,577.225	    	6,934.160



The accompanying notes are an integral part of these consolidated financial statements.


       <table> MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2008 and 2007
	(Unaudited)




	  Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	   Total
		$	$	   $
Partners? Capital,
	December 31, 2006	   7,333.135	13,798,864	          206,321	              14,005,185

Net Income                   	?		95,861	1,691	97,552

Redemptions	      (744.243)	 (1,415,799)                 ?      	  (1,415,799)

Partners? Capital,
	June 30, 2007  	          6,588.892	  12,478,926	  208,012	 12,686,938





Partners? Capital,
	December 31, 2007	   6,075.332	11,173,321	          202,278	              11,375,599

Net Loss                   	?		(912,356)	(18,032)	(930,388)

Redemptions	  (1,143.980)	 (2,034,733)                 ?      	  (2,034,733)

Partners? Capital,
	June 30, 2008  	          4,931.352	  8,226,232	  184,246	 8,410,478















The accompanying notes are an integral part of these consolidated financial statements.


	       <table> MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)




	          For the Six Months  Ended June 30,

	      2008     	      2007
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(930,388)	97,552
Noncash item included in net income (loss):
	Net change in unrealized	(30,231)	(160,733)

(Increase) decrease in operating assets:
	Restricted cash	411,143	(147,801)
	Interest receivable (MS&Co.)	14,368	11,367

Increase (decrease) in operating liabilities:
	Accrued administrative expenses	768	2,654
	Accrued brokerage fees (MS&Co.)	(10,023)	(4,382)
	Accrued management fees	        (2,506)	            (1,096)

Net cash used for operating activities	    (546,869)	        (202,439)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	(2,052,107)	(1,407,824)
Increase (decrease) in minority interest	      (12,121)	            1,101

Net cash used for financing activities	   (2,064,228)	    (1,406,723)

Net decrease in unrestricted cash	(2,611,097)	(1,609,162)

Unrestricted cash at beginning of period	   10,672,528	    13,545,110

Unrestricted cash at end of period	    8,061,431	    11,935,948









	The accompanying notes are an integral part of these consolidated financial statements.



       <table> MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
June 30, 2008 (Unaudited) and December 31, 2007



Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

Percentage of
  Net Assets
      Short
  Unrealized
 Gain/(Loss)

Percentage of
  Net Assets
       Net
  Unrealized
  Gain/(Loss)

$
%
$
%
$

 June 30, 2008, Partnership Net Assets:  $8,410,478



Commodity
     69,946
        0.83
     67,546
       0.80
   137,492
Equity
   (8,708)
       (0.10)
       8,065
       0.10
        (643)
Foreign currency
    30,283
      0.36
          ?
          ?
     30,283
Interest rate
      9,976
        0.12
      (3,037)
      (0.04)
       6,939






     Grand Total:
  101,497
        1.21
     72,574
       0.86
   174,071

     Unrealized Currency Gain





     30,305

     Total Net Unrealized Gain



    204,376


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

June 30, 2008

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


The net unrealized gains on open contracts, reported as a component of "Trading Equity" on the Consolidated Statements of Financial Condition, and their longest contract maturities were as follows:





       <table> MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
	Net Unrealized Gains
	on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded 	 Traded 	Total	 Traded 	 Traded
	  $	   $	  $
Jun. 30, 2008	204,376            -		204,376	    Dec. 2008       -
Dec. 31, 2007	174,145	-  	174,145    	Jun. 2008       -

The Partnership has credit risk associated with counterparty non-performance. As of the date of the consolidated financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Consolidated Statements of Financial
Condition.


The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"),

       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $8,649,587 and $11,641,596 at June 30, 2008, and December
31, 2007, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership
has a netting agreement with MS&Co.   This agreement, which seeks
to reduce both the Partnership?s and MS&Co.?s exposure to off-exchange-traded forward currency contracts, should materially

       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.




5.  New Accounting Developments

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements". SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS 157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.
       <table> MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the Valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of June
30, 2008:    <caption>



Assets
Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
Significant Other
   Observable
      Inputs
     (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




      Total

Unrealized gain on open contracts
       $ 204,376
      n/a
 n/a

$$   	       $   204,376

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

6.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Consolidated Statements of Financial Condition, restricted cash equals the cash portion of

       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)


assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.




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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of
       the Partnership during the period in question. Past
performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2008
The Partnership recorded total trading results including interest income totaling $(525,230), expenses totaling $164,607, and minority interest of $(8,958), resulting in a net loss of $680,879 for the three months ended June 30, 2008. The
Partnership?s net asset value per Unit decreased from $1,829.78 at March 31, 2008, to $1,705.51 at June 30, 2008.

The most significant trading losses of approximately 5.6% were recorded within the global interest rate sector, primarily during April, from long positions in U.S., European, and Pacific Rim fixed-income futures as prices declined amid speculation that the U.S. Federal Reserve, European Central Bank, and Bank of Japan might not reduce borrowing costs as much as previously expected in 2008 due to accelerating global inflation. During May, additional losses were recorded from long positions in U.S., European, and Australian fixed-income futures as prices fell after a government report showed the U.S. economy grew faster during the first quarter than previously stated. Also, prices fell further on news of accelerating inflation and better-than-expected growth in the Euro-Zone. Further losses of approximately 2.6% were experienced in the global stock index sector during June from long positions in European, U.S., and Australian equity
       index futures as prices moved sharply lower throughout the month on concerns that surging commodity prices and additional subprime-related writedowns would erode corporate earnings and continue to slow global economic growth. In addition, prices of European stock index futures were pressured lower after government reports revealed an unexpected drop in Germany?s consumer confidence and a continued housing slump in the United Kingdom. Within the currency markets, losses of approximately 0.7% were experienced primarily during April from short positions in the British pound versus the Swiss franc and U.S. dollar recorded losses as the value of the British pound increased relative to these currencies amid speculation that the Bank of England might slow the pace of interest rate cuts amid concerns of accelerating global inflation. Meanwhile, long positions in the euro versus the Australian dollar and Norwegian krone also experienced losses during April as the value of the euro fell after the Ifo Institute reported a much weaker-than-expected German business sentiment reading. A portion of the Partnership?s losses in the second quarter was offset by gains of approximately 3.0% achieved in the energy markets from long futures positions in crude oil and its related products as prices moved sharply higher due to a drop in OPEC output, supply threats in Nigeria and Iraq, growing Asian fuel consumption, and an unexpected decline in domestic inventories.

       The Partnership recorded total trading results including interest income totaling $(597,858), expenses totaling $344,651, and minority interest of $(12,121), resulting in a net loss of $930,388 for the six months ended June 30, 2008. The Partnership?s net asset value per Unit decreased from $1,872.42 at December 31, 2007, to $1,705.51 at June 30, 2008.

The most significant trading losses of approximately 6.4% were recorded in the global stock index sector throughout the first quarter from long positions in European and U.S. equity index futures as prices moved lower on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. subprime mortgage investments, and a weakening job market would restrain consumer spending and curb global economic growth. During June, additional losses were incurred from long positions in European, U.S., and Australian equity index futures as prices continued to move lower on concerns that record commodity prices and additional subprime-related writedowns would erode corporate earnings and continue to slow global economic growth. Within the global interest rate sector, losses of approximately 4.5% were recorded, primarily during February, April, and May, from long positions in U.S., European, and Pacific Rim fixed-income futures as prices declined amid speculation that the U.S. Federal Reserve, European Central Bank, and Bank of Japan might not reduce borrowing costs as much as previously expected in 2008 due to accelerating global inflation. Additional losses of approximately 1.1% were incurred
       in the currency sector, primarily during February and
April, from short positions in the British pound versus the Swiss franc, U.S. dollar, and euro as the value of the British pound strengthened against these currencies amid increased demand for the higher-yielding currency and speculation that the Bank of England might slow the pace of interest rate cuts amid concerns of accelerating global inflation. Elsewhere in the currency sector, long positions in the euro versus the Norwegian krone, Australian dollar, and British pound resulted in losses as the value of the euro declined against these currencies during February and April after reports showed the Euro-Zone?s Gross Domestic Product slowed more-than-expected in the fourth quarter of 2007 and the Ifo Institute reported a much weaker-than-expected German business sentiment reading. Smaller losses of approximately 0.1% were recorded within the metals markets, primarily during March, from long positions in zinc and copper futures as prices decreased amid speculation that a slumping U.S. economy might lead to a decline in global demand for base metals. A portion of the Partnership?s losses during the first half of the year was offset by gains of approximately 2.9% experienced in the energy sector, primarily during the second quarter, from long futures positions in crude oil and its related products as prices moved sharply higher due to a drop in OPEC output, supply threats in Nigeria and Iraq, growing Asian fuel consumption, and an unexpected decline in domestic inventories. Additional gains of 2.2% were achieved in the agricultural complex from long futures
       positions in corn and the soybean complex as prices rose during January and February following news that global production might drop amid higher demand for alternative biofuels and speculation that demand from China might climb after severe winter storms damaged some of the nation?s major crops. During June, prices continued to increase on supply concerns after severe floods in the U.S. Midwest also damaged crops. Elsewhere in the agricultural complex, gains were experienced during January and March from short positions in live cattle futures as prices declined amid speculative selling. Finally, gains were achieved throughout the first quarter from long futures positions in sugar as prices increased amid speculation that future demand might strengthen.


For the Three and Six Months Ended June 30, 2007
The Partnership recorded total trading results including interest income totaling $629,336, expenses totaling $210,746, and minority interest of $4,625, resulting in net income of $413,965 for the three months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $1,865.60 at March 31, 2007, to $1,925.50 at June 30, 2007.

The most significant trading gains of approximately 1.9% were recorded in the global interest rate sector primarily during May and June from short positions in European fixed-income futures as prices moved lower amid continued optimism about the European
       economy.  Additionally, European interest rate futures prices were pressured lower on news that Germany's unemployment rate held at a six-year low, French unemployment dropped to the lowest level in 24 years, and housing prices in the United Kingdom showed their biggest jump of 2007. Elsewhere in the interest rate futures markets, gains were recorded from short positions in Japanese government bond futures during June as prices moved lower on weaker demand for Japanese yen-denominated assets. Further gains of approximately 1.3% were experienced in the global stock index sector during April and May from long positions in U.S. and German equity index futures as prices moved higher on continued strong corporate earnings and increased merger and acquisition activity. In addition, prices were pressured higher amid strong U.S. retail sales data as well as rising consumer sentiment in the Euro-Zone. Within the metals markets, gains of approximately 0.5% were experienced primarily during April from long positions in nickel and copper futures as prices increased after the International Monetary Fund's strong global growth forecasts bolstered sentiment that demand for base metals might increase in 2007. Additional gains were recorded from newly established short positions in nickel futures during June as prices reversed lower on news that China might cut stainless steel output. Elsewhere in the metals complex, short positions in silver futures resulted in gains during June as prices fell amid speculative selling. Smaller gains of approximately 0.1% were recorded in the energy markets primarily
       during April from long futures positions in gasoline as prices moved higher amid concerns of supply shortages going into the U.S. summer driving season. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 0.1% experienced in the agricultural markets during May from both short and long futures positions in lean hogs, feeder cattle, and live cattle as prices moved without consistent direction. Elsewhere in the agricultural complex, short positions in corn futures resulted in additional losses during May as prices moved higher amid lower production and increased demand for alternative fuel sources.

The Partnership recorded total trading results including interest income totaling $520,890, expenses totaling $422,237, and minority interest of $ 1,101, resulting in net income of $97,552 for the six months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $1,909.85 at December 31, 2006, to $1,925.50 at June 30, 2007.

The most significant trading gains of approximately 1.1% were recorded in the global interest rate sector throughout a majority of the year from short positions in European fixed-income futures as prices trended lower amid consistently strong consumer sentiment and unemployment data out of Germany, France, and the United Kingdom. Elsewhere in the interest rate futures markets, gains were recorded from short positions in Japanese
       government bonds primarily during June as prices moved lower on weaker demand for Japanese yen-denominated assets. Additional gains of approximately 1.0% were experienced in the metals markets during February, March, and April from long positions in nickel and copper futures as prices moved higher on continued speculation that low stockpiles might create a supply shortage in the future and after the International Monetary Fund's strong global growth forecasts bolstered sentiment that demand for base metals might increase in 2007. Further gains were recorded from newly established short positions in nickel futures as prices reversed lower during June on news that China might cut stainless steel output. Elsewhere in the metals complex, short positions in silver futures resulted in gains during March and June as prices fell amid speculative selling. Smaller gains of approximately 0.3% were recorded in the energy markets during March and April from long futures positions in gasoline and Brent crude oil as prices increased amid concerns of rising geopolitical tension in the Middle East and supply shortages going into the U.S. summer driving season. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 0.4% recorded in the agricultural markets from both short and long positions in lean hog futures as prices moved without consistent direction during January, March, and May amid conflicting news regarding supply and demand. Meanwhile, long positions in corn futures resulted in losses during January as prices declined due to speculative
       selling.  Further losses were incurred from newly
established short positions in corn futures as prices reversed higher in May amid lower production and increased demand for alternative fuel sources. Additional losses of approximately 0.3% were incurred in the currency sector from long positions in the Mexican peso versus the U.S. dollar during January, February, and June as the value of the Mexican peso weakened leading up to and after the Bank of Mexico?s decision to hold its benchmark rate at 7.25%. Elsewhere, long positions in the euro versus the Norwegian krone resulted in losses during January and May. Lastly, losses were recorded from both short and long positions in the South African rand versus the U.S. dollar as the value of the South African rand moved without consistent direction throughout a majority of the year. Smaller losses of approximately 0.1% were recorded in the global stock index sector primarily during February and March from long positions in European equity index futures as prices declined in a continuation of the sudden and sharp downward move that began in late February with a 10% drop in the Shanghai stock market. During June, long positions in European stock index futures resulted in further losses within the global stock index futures markets as prices fell amid speculation that there might be a correction in real estate prices in Europe, while long positions in Australian equity index futures moved lower due to weakness in the metals markets.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership?s experience to date under the "Partnership?s Value at Risk in Different Market Sectors"
       section and significantly exceed the Value at Risk ("VaR")
tables disclosed.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2008 and 2007. At June 30, 2008 and 2007, the Partnership?s total capitalization was approximately $8 million and $13 million, respectively.

Primary Market              June 30, 2008         June 30, 2007
Risk Category	  	        Value at Risk         Value at Risk

Interest Rate	          (0.43)%	(0.87)%
Currency	   (0.15)              	(0.17)
Equity                 	     (0.06)       	(1.54)
Commodity           	(1.12)            	(0.41)
Aggregate Value at Risk 	(1.10)%        	(1.83)%


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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2007, through June 30, 2008.

Primary Market Risk Category        High      Low      Average
Interest Rate	(1.22)%	(0.43)%	(0.82)%
Currency	(0.17)	(0.09)	(0.13)
Equity	(0.94)	(0.06)	(0.62)
Commodity	(1.12)	(0.28)	(0.53)
Aggregate Value at Risk	(1.52)%	(1.10)%	(1.32)%


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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an
       aggregate basis at June 30, 2008 and 2007, and for the four quarter-end reporting periods from July 1, 2007, through June 30, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2008, such amount was equal to approximately 96% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

       The following were the primary trading risk exposures of the Partnership at June 30, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The third largest market exposure of the Partnership at June 30, 2008, was to the global interest rate sector. Exposure was primarily spread across the U.S., European, Japanese, Australian, New Zealand, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia and New Zealand. Demeter anticipates that the G-7 countries? interest rates, as well as the Australian and New Zealand interest rates, will remain the primary interest rate exposures of the Partnership for the foreseeable future.
The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in
       short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At June 30, 2008, the Partnership had market exposure to the currency sector. Exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2008, the Partnership?s major exposures were to Australian dollar, New Zealand dollar, British pound, Japanese yen, euro, and Norwegian krone currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At June 30, 2008, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2008, the Partnership?s primary exposures were to the FTSE 100 (United Kingdom), DAX (Germany), SPI 200
       (Australia), S&P 500 (U.S.), EURO STOX 50 (Europe), NIKKEI
225 (Japan), and NASDAQ 100 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., Japanese, European, and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at June 30, 2008, was to the markets that comprise these sectors. Most of the exposure was to the soybean meal, soybeans, coffee, corn, lean hogs, live cattle, rapeseed, cotton, wheat, soybean oil, sugar, and feeder cattle markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. The second largest market exposure of the Partnership at June 30, 2008, was to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in oil related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant
       profits and losses, which have been experienced in
the past, are expected to continue to be experienced in the future.

Metals. At June 30, 2008, the Partnership had market exposure to the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as nickel, zinc, aluminum, lead, and copper, as well as precious metals, such as silver. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2008, were in euros, British pounds, Australian dollars, Norwegian kroner, Japanese yen, Hong Kong dollars, Canadian dollars, Swiss francs, and New Zealand dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4T.  CONTROLS AND PROCEDURES
Not applicable.
















       PART II.  OTHER INFORMATION


Item 1A.  RISK FACTORS

Information regarding risk factors appears in Item 2. "Management?s Discussion and Analysis of Financial Condition and Results of Operations" and Item 3. "Quantitative and Qualitative Disclosures about Market Risk" of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007, and the Partnership?s Report on Form 10Q for the quarter ended March 31, 2008.


Item 5.  OTHER INFORMATION
Limited Partners of the Partnership are advised that Demeter has determined to withdraw from the Partnership effective November 30, 2008, and thereafter will commence dissolution of the Partnership pursuant to the Partnership?s Limited Partnership Agreement. In connection with such withdrawal, Demeter will terminate trading for the Partnership effective October 31, 2008, unless it becomes necessary or is prudent to do so beforehand. Following termination of trading for the Partnership, all Partnership assets will be paid interest at the rate equal to the average yield on 4-week U.S. Treasury Bills, with your share of interest credited to your Units. The management and brokerage fees on any assets remaining in the Partnership after October 31, 2008, will be waived, given the absence of any further futures trading by the Partnership.
       Through November 30, 2008, qualified Limited Partners may, under certain conditions, redeem some or all of their interest in the Partnership and use the proceeds of such redemption to purchase an interest in another Morgan Stanley managed futures partnership for which Demeter is the general partner (an offering in any such managed futures partnership is by prospectus or offering memorandum only). Otherwise, Limited Partners may simply redeem their interest in the Partnership and receive the proceeds of such redemption in cash. Whether you exchange or redeem your Partnership Units, there will be no minimum holding period requirement or redemption charge. Limited Partners who do not redeem their interest in the Partnership prior to November 30, 2008, should be aware that final distribution of any remaining Partnership assets is anticipated to be made on or about December 15, 2008.

Mr. Michael Durbin became listed as a principal of Demeter by the National Futures Association on June 5, 2008.

Mr. Jose Morales became listed as a principal of Demeter by the National Futures Association on June 23, 2008.

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




                      Morgan Stanley Principal Plus Fund L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

August 13, 2008       By:  /s/Christian Angstadt
                              Christian Angstadt
                              Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.














DEAN WITTER PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6
- 15 -