Form 10-Q
period 2008-09-30
MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
filed 2008-11-13
CIK 854915

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2008



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Consolidated Statements of Financial Condition as of
	September 30, 2008 (Unaudited) and December 31, 2007...........2

	Consolidated Statements of Operations for the Three and Nine
	Months Ended September 30, 2008 and 2007 (Unaudited)...........3

	Consolidated Statements of Changes in Partners? Capital for the Nine Months Ended September 30, 2008 and 2007 (Unaudited)..4

	Consolidated Statements of Cash Flows for the Nine Months
	Ended September 30, 2008 and 2007 (Unaudited)..................5

	Condensed Consolidated Schedules of Investments as of
	September 30, 2008 (Unaudited) and December 31, 2007...........6

	Notes to Consolidated Financial Statements (Unaudited)......7-15

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations........16-31

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk..........................................31-45

Item 4.	Controls and Procedures.................................45

Item 4T.	Controls and Procedures.................................45


PART II. OTHER INFORMATION

Item 1A.Risk Factors............................................46

Item 5.	Other Information....................................46-47

Item 6.	Exhibits.............................................47-48



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

117:   MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	                     September 30,	     December 31,
                            2008      	    2007
	                      $	    $
	                        (Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	6,963,170	10,672,528
    Restricted cash					                     	  523,174	       794,923

	     Total cash	     7,486,344	   11,467,451

	Net unrealized gain on open contracts (MS&Co.)	238,149	175,590
	Net unrealized loss on open contracts (MSIP)	         (52,900)	         (1,445)

	     Total net unrealized gain on open contracts	         185,249	       174,145

	     Total Trading Equity	7,671,593	11,641,596

Interest receivable (MS&Co.)	            5,898	        27,058

	     Total Assets	     7,677,491	  11,668,654

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	720,415	135,954
Accrued administrative expenses	107,998	108,641
Accrued brokerage fees (MS&Co.)	25,232	38,533
Accrued management fees  	          6,308	          9,633

   Total Liabilities       	      859,953	      292,761

Minority Interest	      (12,249)	              294

Partners? Capital

Limited Partners (3,911.616 and
    5,967.302 Units, respectively)	6,646,233	11,173,321
General Partner (108.030 Units)	      183,554	        202,278

	     Total Partners? Capital	   6,829,787  	   11,375,599

	     Total Liabilities and Partners? Capital	    7,677,491	   11,668,654


NET ASSET VALUE PER UNIT 	      1,699.10	       1,872.42


	The accompanying notes are an integral part of these consolidated financial statements.


       <table> 	MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

               For the Three Months                      For the Nine Months
               Ended September 30,                     Ended September 30,

84:
         2008  	              2007   	        2008  	    2007
             $	                       $		            $	 	$
INVESTMENT INCOME
	Interest income (MS&Co.)	     28,557		    128,958	    118,739		          427,419

EXPENSES
	Brokerage fees (MS&Co.)	80,451	122,944	285,766	390,142
	Administrative expenses	      27,000	      39,000	      85,000	     103,000
	Management fees	20,114	30,736   	    71,442	97,535
	Transaction fees and costs	     16,441	      18,685	     46,449	      42,925

		   Total Expenses 	   144,006	    211,365	    488,657	    633,602

NET INVESTMENT LOSS 	   (115,449)	     (82,407)	   (369,918)	   (206,183)

TRADING RESULTS
Trading profit (loss):
	Realized	109,866	(124,699)	(608,405)	(63,003)
	Net change in unrealized	    (19,127)	     153,740	        11,104	     314,473

		   Total Trading Results	     90,739	       29,041	   (597,301) 	     251,470

NET INCOME (LOSS) BEFORE
 MINORITY INTEREST	(24,710)	(53,366)	(967,219)	45,287

Less: Minority Interest	        (422)	           (571)        	     (12,543)	           530

NET INCOME (LOSS)	    (24,288)	    (52,795)	       (954,676)	      44,757

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(23,596)	(52,087)	  (935,952)	43,774
	General Partner 	(692)	(708)		     (18,724)	       983


NET INCOME (LOSS) PER UNIT

	Limited Partners                   (6.41)        (6.55)             	(173.32)	 9.10
	General Partner                                                   	(6.41)	(6.55)                	(173.32)	         9.10


			                                                                          Units     	             Units	Units	         Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                                   4,539.748		    6,454.443		5,226.821    	6,776.800



The accompanying notes are an integral part of these consolidated financial statements. </table>


       <table> MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2008 and 2007
	(Unaudited)




	  Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	   Total
		$	$	   $
Partners? Capital,
	December 31, 2006	   7,333.135	13,798,864	          206,321	              14,005,185

Net Income                   	?		43,774	983	44,757

Redemptions	   (980.017)	 (1,858,606)                ?      	  (1,858,606)

Partners? Capital,
	September 30, 2007	    6,353.118	  11,984,032	  207,304	  12,191,336





Partners? Capital,
	December 31, 2007	   6,075.332	11,173,321	          202,278	              11,375,599

Net Loss                   	?		(935,952)	(18,724)	(954,676)

Redemptions	   (2,055.686)	 (3,591,136)                ?       	  (3,591,136)

Partners? Capital,
	September 30, 2008	    4,019.646	  6,646,233	  183,554	  6,829,787

















The accompanying notes are an integral part of these consolidated financial statements.


	       <table> MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
	CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)




	          For the Nine Months  Ended September 30,

	      2008     	      2007
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(954,676)	44,757
Noncash item included in net income (loss):
	Net change in unrealized	(11,104)	(314,473)

(Increase) decrease in operating assets:
	Restricted cash	271,749	(74,780)
	Interest receivable (MS&Co.)	21,160	20,112

Decrease in operating liabilities:
	Accrued administrative expenses	(643)	(13,354)
	Accrued brokerage fees (MS&Co.)	(13,301)	(6,283)
	Accrued management fees	       (3,325)	            (1,571)

Net cash used for operating activities	    (690,140)	        (345,592)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	(3,006,675)	(1,922,365)
Increase (decrease) in minority interest	      (12,543)	                530

Net cash used for financing activities	  (3,019,218)	    (1,921,835)

Net decrease in unrestricted cash	(3,709,358)	(2,267,427)

Unrestricted cash at beginning of period	  10,672,528	    13,545,110

Unrestricted cash at end of period	    6,963,170	    11,277,683











	The accompanying notes are an integral part of these consolidated financial statements.


       <table> MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
September 30, 2008 (Unaudited) and December 31, 2007



Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

Percentage of
  Net Assets
      Short
  Unrealized
 Gain/(Loss)

Percentage of
  Net Assets
       Net
  Unrealized
  Gain/(Loss)

$
%
$
%
$

 September 30, 2008, Partnership Net Assets:  $6,829,787



Commodity
   (53,985)
       (0.79)
   144,909
       2.12
     90,924
Equity
   (8,113)
       (0.12)
     12,292
       0.18
       4,179
Foreign currency
   6,518
     0.10
      (7,958)
      (0.12)
      (1,440)
Interest rate
      1,155
        0.02
    (17,844)
      (0.26)
    (16,689)






     Grand Total:
   (54,425)
       (0.79)
   131,399
       1.92
     76,974

     Unrealized Currency Gain





   108,275

     Total Net Unrealized Gain



    185,249


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






     Grand Total:
   155,553
        1.36
    (15,151)
      (0.13)
   140,402

     Unrealized Currency Gain





     33,743

     Total Net Unrealized Gain



    174,145











The accompanying notes are an integral part of these consolidated financial statements. </table>
       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

The unaudited consolidated financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Principal Plus Fund L.P. (the "Partnership"). The consolidated financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2007, Annual Report on Form 10-K.

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


The net unrealized gains on open contracts, reported as a component of "Trading Equity" on the Consolidated Statements of Financial Condition, and their longest contract maturities were as follows:





       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains
	on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded 	 Traded 	Total	 Traded 	 Traded
	  $	   $	  $
Sep. 30, 2008	185,249	-  	185,249    Mar. 2009       -
Dec. 31, 2007	174,145	-  	174,145    	Jun. 2008       -

The Partnership has credit risk associated with counterparty non-performance. As of the date of the consolidated financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Consolidated Statements of Financial
Condition.


The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"),

       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $7,671,593 and $11,641,596 at September 30, 2008, and
December 31, 2007, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform.
The Partnership has a netting agreement with MS&Co.   This
agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure to off-exchange-traded forward currency


       MORGAN STANLEY PRINCIPAL PLUS FUND L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.




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


The following table summarizes the Valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of
September 30, 2008: <table> <caption>



Assets
Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
Significant Other
   Observable
      Inputs
     (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




      Total

Unrealized gain on open contracts
       $185,249

      n/a
 n/a

$$   	       $185,249

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on
       behalf of the Partnership during the period in question.
Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2008
The Partnership recorded total trading results including interest income totaling $119,296, expenses totaling $144,006, and minority interest of $(422), resulting in a net loss of $24,288 for the three months ended September 30, 2008. The Partnership?s net asset value per Unit decreased from $1,705.51 at June 30, 2008, to $1,699.10 at September 30, 2008.

The most significant trading losses of approximately 2.5% were recorded in the agricultural sector primarily during July from long futures positions in the soybean complex and corn as prices reversed lower amid news that favorable weather in U.S. growing regions might boost crop prospects. Elsewhere, long positions in sugar futures resulted in losses as prices declined during July and August on concerns that a recent slide in energy prices would erode demand for ethanol made from sugar cane. Additional losses were incurred during August from long positions in feeder cattle futures as prices moved lower after the U.S. Department of Agriculture reported a larger-than-expected increase in supplies, while both short and long futures positions in wheat also resulted in losses as prices moved without consistent direction
       throughout the month. Losses of approximately 1.6% were incurred within the global stock index sector, primarily during September, from long positions in European and U.S. equity index futures as prices moved sharply lower amid unprecedented U.S. financial market volatility and turmoil following news of the collapse of a major U.S. investment bank and the government rescue of a U.S. insurance giant. Furthermore, U.S. equity markets plunged on Monday, September 29, 2008, after the U.S. House of Representatives rejected the Economic Stabilization Act of 2008, which would have allowed the U.S. Treasury to purchase troubled mortgage-backed securities from U.S. financial institutions. Within the currency sector, losses of approximately 0.8% were recorded, primarily during September, from both short and long positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso moved without consistent direction amid uncertainty regarding the future of the Mexican economy. Additional losses were experienced during August and September from long positions in the British pound versus the Japanese yen and euro as the value of the British pound moved lower against these currencies amid weaker-than-expected economic data out of the U.K. and speculation that the Bank of England would cut interest rates in the near future. Smaller losses of approximately 0.1% were recorded within the metals sector during July and August from long positions in zinc, lead, and copper futures as prices moved lower amid speculation that slowing economic growth would reduce demand for the base metals. Newly
       established short positions in zinc and lead futures
incurred further losses as prices reversed higher during September amid speculation that China's manufacturing activity would increase following the conclusion of the 2008 Summer Olympics in Beijing, thus boosting demand for base metals. A portion of the Partnership?s losses in the third quarter was offset by gains of approximately 3.3% experienced in the global interest rate sector, primarily during July and August, from long positions in Japanese and Australian fixed-income futures as prices moved higher following reports showing continued weak economic data out of the world?s largest economies. Long positions in long-term European fixed-income futures also resulted in gains as prices moved higher during August and September amid a global ?flight-to-safety? on worries regarding the fundamental health of the U.S. financial system and its impact on the global economy. Further gains of approximately 1.5% were achieved in the energy sector, primarily during July, from short positions in natural gas futures as prices decreased amid rising inventories. Additional gains were achieved during September from short futures positions in crude oil and its related products as prices declined amid news that Hurricane Gustav had not significantly damaged oil facilities in the Gulf of Mexico and fears that stalling global economic growth would curtail energy demand.

       The Partnership recorded total trading results including interest income totaling $(478,562), expenses totaling $488,657, and minority interest of $(12,543), resulting in a net loss of $954,676 for the nine months ended September 30, 2008. The Partnership?s net asset value per Unit decreased from $1,872.42 at December 31, 2007, to $1,699.10 at September 30, 2008.



The most significant trading losses of approximately 7.9% were experienced in the global stock index sector throughout the first quarter from long positions in European and U.S. equity index futures as prices moved lower on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, and a weakening job market would restrain consumer spending and curb global economic growth. During June, additional losses were incurred from long positions in European, U.S., and Australian equity index futures as prices continued to move lower on concerns that record commodity prices and additional subprime-related writedowns would erode corporate earnings and slow the rate of global economic growth. Furthermore, during September, losses were incurred from long positions in European and U.S. equity index futures as prices moved sharply lower amid unprecedented U.S. financial market volatility and turmoil following news of the collapse of a major U.S. investment bank and the government rescue of a U.S. insurance giant. Losses of approximately 1.9% were incurred within the currency sector from long positions in the euro versus the Norwegian krone, Australian
       dollar, and British pound as the value of the euro
declined against these currencies during February, April, August, and September amid weak economic data throughout the Euro-Zone. Elsewhere in the currency sector, losses were also recorded, primarily during February and April, from short positions in the British pound versus the Swiss franc and euro as the value of the British pound strengthened against these currencies amid speculation that the Bank of England would slow the pace of interest rate cuts amid concerns of accelerating global inflation. Lastly, losses were recorded, primarily during September, from both short and long positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso moved without consistent direction amid uncertainty regarding the future of the Mexican economy. Within the global interest rate sector, losses of approximately 1.4% were incurred, primarily during February, April, and May, from long positions in U.S. and European fixed-income futures as prices declined amid speculation that the U.S. Federal Reserve and European Central Bank would not reduce borrowing costs as much as previously expected due to accelerating global inflation. U.S. interest rate futures prices also moved lower during September after news of a major U.S. government intervention in the financial sector eased concerns that the credit crisis would continue to deteriorate the growth of the global economy. Further losses of approximately 0.4% were experienced within the agricultural complex, primarily during August, from long positions in feeder cattle futures as prices
       moved lower after the U.S. Department of Agriculture
reported a larger-than-expected increase in supplies. Elsewhere, both short and long futures positions in wheat resulted in losses as prices moved without consistent direction throughout August due to conflicting data regarding supply and demand. Losses also resulted from long positions in orange juice futures as prices fell during July amid reports of abundant inventories. Smaller losses of approximately 0.2% were recorded within the metals markets, primarily during March, July, and August, from long positions in zinc and copper futures as prices decreased amid speculation that a slumping U.S. economy would lead to a decline in global demand for base metals. Newly established short positions in zinc and lead futures incurred further losses as prices reversed higher during September amid speculation that China's manufacturing activity would increase following the conclusion of the 2008 Summer Olympics in Beijing, thus boosting demand for base metals. A portion of the Partnership?s losses in the first nine months of the year was offset by gains of approximately 4.4% experienced in the energy sector, primarily during the second quarter, from long futures positions in crude oil and its related products as prices moved sharply higher due to a drop in OPEC output, supply threats in Nigeria and Iraq, growing Asian fuel consumption, and an unexpected decline in domestic inventories. Additional gains were achieved during September from newly established short futures positions in crude oil and its related products as prices declined amid news that
       Hurricane Gustav had significantly damaged oil facilities in the Gulf of Mexico and fears that stalling global economic growth would curtail energy demand. Further gains were also achieved, primarily during July, from short positions in natural gas futures as prices decreased amid rising inventories.

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

The most significant trading losses of approximately 2.6% were recorded in the global stock index sector primarily during July and August from long positions in European and U.S. equity index futures as prices fell sharply amid speculation that a widening credit crunch, sparked by U.S. sub-prime mortgage losses, would erode global economic growth and corporate earnings. Elsewhere, losses of approximately 0.3% were incurred in the agricultural markets primarily during August from long positions in live cattle futures as prices fell amid concerns that a decline in the U.S. economy and further losses in the equity markets would cause a decline in consumer demand. Elsewhere in the agricultural complex, short positions in corn futures resulted in additional losses during August as prices increased amid fears that
       persistent dry weather in global growing regions would significantly decrease supply. Further losses of approximately 0.3% were experienced in the metals markets primarily during August from both short and long positions in copper and zinc futures as prices moved without consistent direction amid conflicting data regarding supply and demand. A portion of the Partnership?s losses in the third quarter was offset by gains of approximately 2.4% experienced in the global interest rate sector primarily during August from long positions in U.S., German, and Japanese fixed-income futures as prices increased in a worldwide "flight-to-quality" after volatility in global equity markets, spurred by losses in the U.S. sub-prime mortgage sector, cause investors to seek the "safe haven" of government bonds. During September, smaller gains were recorded from long positions in U.S. interest rate futures as prices moved higher leading up to and after the U.S. Federal Reserve?s decision to cut interest rates at its September 18, 2007, meeting. Further gains of approximately 0.7% were experienced in the currency sector during August from long positions in the Australian dollar versus the New Zealand dollar as the value of the Australian dollar moved higher against the New Zealand dollar after the Australian Bureau of Statistics reported that retail sales in Australia had climbed more-than-expected in July. Additional gains were recorded during September from outright short positions in the U.S. Dollar Index, as well as from long positions in the euro and British pound versus the U.S. dollar, as the value of the U.S. dollar
       moved lower relative to most of its major rivals amid the aforementioned interest rate cut by the U.S. Federal Reserve. Furthermore, the value of the U.S. dollar was pulled lower amid speculation that the U.S. Federal Reserve would continue to reduce interest rates in the near term in order to spur economic growth after the recent collapse of the sub-prime mortgage market. Lastly, short positions in the euro versus the Norwegian krone resulted in gains during September as the value of the Norwegian krone moved higher in tandem with rising energy prices. Smaller gains of approximately 0.1% were recorded in the energy markets primarily during July from long futures positions in Brent crude oil as prices moved higher amid worries that supplies of European North Sea oil would dwindle.

The Partnership recorded total trading results including interest income totaling $678,889, expenses totaling $633,602, and minority interest of $530, resulting in net income of $44,757 for the nine months ended September 30, 2007. The Partnership?s net asset value per Unit increased from $1,909.85 at December 31, 2006, to $1,918.95 at September 30, 2007.

The most significant trading gains of approximately 3.5% were experienced in the global interest rate sector during May and June from short positions in European fixed-income futures as prices trended lower amid consistently strong consumer sentiment and unemployment data out of Germany and the United Kingdom.
       Elsewhere, gains were recorded from short positions in
Japanese government bond futures primarily during June as prices moved lower on weaker demand for Japanese yen-denominated assets.
 During August, newly established long positions in U.S., German, and Japanese fixed-income futures resulted in gains as prices increased in a continuation of a worldwide "flight-to-quality" after volatility in global equity markets, spurred by losses in the U.S. sub-prime mortgage sector, caused investors to seek the "safe haven" of government bonds. During September, smaller gains were recorded from long positions in U.S. interest rate futures as prices moved higher leading up to and after the U.S. Federal Reserve?s decision to cut interest rates at its September 18, 2007, meeting. Additional gains of approximately 0.7% were recorded in the metals markets during February, March, and April from long positions in nickel and copper futures as prices moved higher on speculation that low stockpiles would create a supply shortage in the future and after the International Monetary Fund's strong global growth forecasts bolstered sentiment that demand for base metals would increase in 2007. Further gains were recorded from newly established short positions in nickel futures as prices moved lower during June on news that China would cut stainless steel output. Elsewhere, short positions in silver futures resulted in gains during March and June as prices fell amid speculative selling. Gains of approximately 0.4% were recorded in the energy markets during March, April, and July from long futures positions in Brent crude oil and gasoline as prices
       increased amid concerns of rising geopolitical tension in the Middle East and worries that supplies of European North Sea oil were dwindling. Finally, gains of approximately 0.4% were experienced in the currency sector primarily during April, May, and September from outright short positions in the U.S. Dollar Index, as well as from long positions in the euro and British pound versus the U.S. dollar, as the value of the euro moved higher after the Ifo Institute stated that German business sentiment had climbed to the second highest on record in April and the value of the British pound moved higher as consistently strong economic data out of the United Kingdom increased speculation that the Bank of England would increase interest rates. In addition, the value of the U.S. dollar moved lower relative to most of its major rivals leading up to and after the U.S. Federal Reserve?s decision to cut interest rates at its September 18, 2007, meeting. A portion of the Partnership?s gains in the first nine months of the year was offset by losses of approximately 2.7% recorded in the global stock index sector during February and early March from long positions in U.S., European, and Pacific Rim stock index futures as prices reversed sharply lower after a massive sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-
       off spread to other equity markets.  During July and
August, long positions in European and U.S. equity index futures resulted in further losses as prices fell sharply amid speculation that a widening credit crunch, sparked by U.S. sub-prime mortgage losses, would erode global economic growth and corporate earnings. Additional losses of approximately 0.7% were recorded in the agricultural markets from both short and long positions in lean hog futures as prices moved without consistent direction during January, March, and May amid conflicting news regarding supply and demand. Meanwhile, long positions in corn futures resulted in losses during January as prices declined due to speculative selling. Further losses were incurred from newly established short positions in corn futures as prices moved higher during May, June, and August amid lower production and fears that persistent dry weather in global growing regions would significantly decrease supply.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-
       sensitive instruments is inherent to the primary business activity of the Partnership.

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

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.
       The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR
       typically does not represent the worst case outcome.
Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2008 and 2007.
At September 30, 2008 and 2007, the Partnership?s total capitalization was approximately $7 million and $12 million, respectively.
Primary Market           September 30, 2008    September 30, 2007
Risk Category	  	        Value at Risk         Value at Risk

Interest Rate                   (1.53)%           	(0.93)%
Equity                          (0.15)                	(0.86)
Currency                        (0.12)            	(0.17)
Commodity                       (0.93)            	(0.28)
Aggregate Value at Risk         (2.03)%           	(1.52)%


The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or
       even within a single trading day.  Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2007, through September 30, 2008.

Primary Market Risk Category        High      Low      Average
Interest Rate	(1.53)%	(0.43)%	(0.96)%
Equity	(0.94)	(0.06)	(0.44)
Currency	(0.15)	(0.09)	(0.12)
Commodity	(1.12)	(0.31)	(0.69)
Aggregate Value at Risk	(2.03)%	(1.10)%	(1.45)%


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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2008 and 2007, and for the four quarter-end reporting periods from October 1, 2007, through September 30, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed
       the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2008, such amount was equal to approximately 104% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure of the Partnership at September 30, 2008, was to the global interest rate sector.
       Exposure was primarily spread across the European, U.S.,
Japanese, Australian, and New Zealand interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia and New Zealand. Demeter anticipates that the G-7 countries? interest rates, as well as Australian and New Zealand interest rates, will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At September 30, 2008, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based
       indices.  At September 30, 2008, the Partnership?s primary exposures were to the DAX (Germany), NIKKEI 225 (Japan), S&P 500 (U.S.), SPI 200 (Australia), NASDAQ 100 (U.S.), FTSE 100 (United Kingdom), and CAC 40 (France) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., Japanese, European, and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses. Currency. At September 30, 2008, the Partnership had market exposure to the currency sector. Exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2008, the Partnership?s major exposures were to euro, Australian dollar, and Norwegian krone currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. The second largest market exposure of the Partnership at September 30, 2008, was to the markets that comprise these sectors. Most of the exposure was to the live cattle, soybean meal, corn, soybeans, coffee, sugar, lean hogs, cotton, rapeseed, wheat, feeder cattle, orange juice, and soybean oil markets.
Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. The third largest market exposure of the Partnership at September 30, 2008, was to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.

Metals. At September 30, 2008, the Partnership had market exposure to the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals,
       such as copper, nickel, aluminum, and zinc, as well as precious metals, such as silver and gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes its trading systems to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2008, were in euros, British pounds, Australian dollars, Canadian dollars, Norwegian kroner, Hong Kong dollars, Japanese yen, New Zealand dollars, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets
       among different market sectors through the selection of a
Commodity Trading Advisor and by daily monitoring its performance. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

Item 4T.  CONTROLS AND PROCEDURES
Not applicable.




       PART II.  OTHER INFORMATION


Item 1A.  RISK FACTORS

Information regarding risk factors appears in Item 2. "Management?s Discussion and Analysis of Financial Condition and Results of Operations" and Item 3. "Quantitative and Qualitative Disclosures about Market Risk" of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007, and the Partnership?s Reports on Form 10Q for the quarters ended March 31, 2008 and June 30, 2008.


Item 5.  OTHER INFORMATION
Limited Partners of the Partnership are advised that Demeter has determined to withdraw from the Partnership effective November 30, 2008, and thereafter will commence dissolution of the Partnership pursuant to the Partnership?s Limited Partnership Agreement. In connection with such withdrawal, Demeter terminated trading for the Partnership effective October 31, 2008. Following termination of trading for the Partnership, all Partnership assets will be paid interest at the rate equal to the average yield on 4-week U.S. Treasury Bills, with your share of interest credited to your Units. The management and brokerage fees on any assets remaining in the Partnership after October 31, 2008, will be waived, given the absence of any further futures trading by the Partnership.

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




                      Morgan Stanley Principal Plus Fund L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

November 13, 2008     By:  /s/Christian Angstadt
                              Christian Angstadt
                              Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.